Form 10-Q
period 2005-09-30
Ad.Venture Partners, Inc.
filed 2005-11-14
CIK 1323639

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-51456

                              --------------------


                            AD.VENTURE PARTNERS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      20-2650200
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         360 Madison Avenue, 21st Floor
               New York, New York                           10017
     (Address of principal executive offices)             (Zip Code)


                                 (212) 703-7241
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of November 14, 2005, 11,249,997 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                            AD.VENTURE PARTNERS, INC.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3
           Balance Sheets                                                    F-1
           Statements of Operations                                          F-2
           Statement of Cash Flows                                           F-3
           Notes to Consolidated Financial Statements                        F-4
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    3
Item 3. Quantitative and Qualitative Disclosures about Market Risk             4
Item 4. Controls and Procedures                                                4

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            6
Item 6. Exhibits                                                               6

SIGNATURES                                                                     7

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

      We were formed on April 7, 2005, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology, media or telecommunications industries. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      On August 31, 2005, we consummated our initial public offering of 9,000,000 units. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of October 10, 2005.

      The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $650,000, and an underwriting discount of approximately $2,160,000, were approximately $51,190,000. Of this amount, $50,380,000 was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of September 30, 2005, we had $785,055 of proceeds available for such uses.

      We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through August 31, 2007, assuming that a business combination is not consummated during that time. From September 30, 2005 through August 31, 2007, we anticipate the following expenses:

      o approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

      o $145,000 for expenses for the due diligence and investigation of a target business

      o $140,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

      o $325,055 for general working capital that will be used for office space, miscellaneous expenses and reserves, including approximately $150,000 for director and officer liability insurance premiums.

      We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees and expenses of $1,620,000 upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account. Of such fees and expenses, $1,080,000 constitute additional underwriting fees and $540,000 constitutes an additional non-accountable expense allowance.

      Following the consummation of the initial public offering, we cancelled the office service agreement with Innovation Interactive, LLC, an affiliate of Howard S. Balter, our chairman of the board and chief executive officer, Ilan M. Slasky, our president, secretary and director, and Will Margiloff, one of our directors. In October, we relocated our office and entered into an informal agreement with an unrelated third party whereby we pay $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.

      As of September 30, 2005, the proceeds in the trust account were invested in a Smith Barney Municipal Money Market Fund, Class Y. The average rating in the portfolio is MIG 1.

      We currently have no operating business and have not identified any potential target businesses. If we are unable to find a suitable target business by February 28, 2007 (or August 31, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by February 28, 2007 and the business combination relating thereto has not yet been consummated by such date), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting conditions of the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

      Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president
(principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On August 31, 2005, we consummated our initial public offering of 9,000,000 units. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $54,000,000. Wedbush Morgan Securities Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124141). The Securities and Exchange Commission declared the registration statement effective on August 25, 2005.

      We paid a total of $2,160,000 in underwriting discounts and commissions, and approximately $650,000 has been paid for costs and expenses related to the offering. In connection with the initial public offering, we agreed to pay the underwriters additional underwriting fees and expenses of $1,620,000 upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account. Of such fees and expenses, $1,080,000 constitute additional underwriting fees and $540,000 constitutes an additional non-accountable expense allowance.

      After deducting the underwriting discounts and the offering expenses, the total net proceeds to us from the offering were approximately $51,190,000, of which $50,380,000 was deposited into a trust fund (or $5.60 per unit sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 6. Exhibits.

31.1  Section 302 Certification of Chief Executive Officer

31.2  Section 302 Certification of Chief Financial Officer

32.1  Section 906 Certification

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AD.VENTURE PARTNERS, INC.


Date: November 14, 2005                 By:       /s/ Howard S. Balter
                                           -------------------------------------
                                                    Howard S. Balter
                                           Chairman and Chief Executive Officer
                                             (Principal Executive Officer)


                                        By:       /s/ Ilan M. Slasky
                                           -------------------------------------
                                                     Ilan M. Slasky
                                                President and Secretary
                                               (Principal Financial and
                                                  Accounting Officer)

                            AD.VENTURE PARTNERS, INC.
                    (a corporation in the development stage)

                                  BALANCE SHEET
                               September 30, 2005


                                     ASSETS

Current assets
Cash and cash equivalents                                          $    785,055
Cash held in trust account                                           50,380,000
Prepaid expenses                                                        109,838
                                                                   ------------
Total assets                                                       $ 51,274,893
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses                                                   $      1,000
Accrued interest payable                                                     --
Accrued offering costs                                                 145,0000
Notes payable to stockholders                                                --
                                                                   ------------
Total current liabilities                                               146,000
                                                                   ------------

Common stock, subject to possible redemption,
  1,799,100 shares at $5.60 per share                                10,074,960

Stockholders' equity
Preferred stock, $.0001 par value, authorized
  1,000,000 shares; none issued and outstanding                              --
Common stock, $.0001 par value, authorized
  50,000,000 shares; issued and outstanding
  11,249,997 shares (which includes 1,799,100
  shares subject to possible redemption)                                  1,125
Additional paid-in capital                                           41,073,933
Deficit accumulated during the development stage                        (21,125)
                                                                   ------------
Total stockholders' equity                                           41,053,933
                                                                   ------------
Total liabilities and stockholders' equity                         $ 51,274,893
                                                                   ============

                 See accompanying notes to financial statements.

                            AD.VENTURE PARTNERS, INC.
                    (a corporation in the development stage)

                             STATEMENT OF OPERATIONS


                                                                For the Period
                                                                 April 7, 2005
                                                                (inception) to
                                                              September 30, 2005
--------------------------------------------------------------------------------

Organization and operating costs                                  $   (21,199)
                                                                  -----------
Loss from operations                                                  (21,199)
Interest income, net of interest expense of $2,300                         74
                                                                  -----------
Net loss                                                          $   (21,125)
                                                                  ===========
Net loss per share                                                      (0.01)
                                                                  ===========
Weighted average shares outstanding - basic and diluted             3,890,176
                                                                  ===========

                 See accompanying notes to financial statements.

                            AD.VENTURE PARTNERS, INC.
                    (a corporation in the development stage)

                             STATEMENT OF CASH FLOWS
         For period from April 7, 2005 (inception) to September 30, 2005


Cash flows from operating activities
   Net loss                                                        $    (21,125)
   Adjustments to reconcile net loss to net cash
     from operations
        Changes in operating assets and liabilities                          --
                                                                   ------------
        Prepaid expenses                                               (109,838)
                                                                   ------------
        Accrued expenses                                                  1,000
                                                                   ------------

Net cash used in operating activities                                  (129,963)
                                                                   ------------

Investing Activities
Cash held in Trust Account                                          (50,380,000)
                                                                   ------------
Net cash used in investing activities                               (50,380,000)

Financing activities
   Issuance of stock                                                 51,293,918
   Proceeds from sale of common stock to founders                         1,000
   Proceeds from issuance of representative's option                        100
   Proceeds from notes payable to stockholders                          150,000
   Repayment of notes payable to stockholders                          (150,000)
                                                                   ------------

Net cash provided by financing activities                            51,295,018
                                                                   ------------

Net increase in cash                                                    785,055

Cash, beginning of period                                                    --

Cash, end of period                                                $    785,055
                                                                   ============

Supplemental schedule of non-cash financing activities:
   Accrued offering costs                                          $    145,000
                                                                   ============

                 See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION, BUSINESS OPERATIONS AND SUBSEQUENT EVENTS

      Ad.Venture Partners, Inc. (the "Company") was incorporated in Delaware on April 7, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination ("Business Combination") of one or more operating businesses in the technology, media or telecommunications industries. The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected March 31 as its fiscal year end.

      The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

      The registration statement for the Company's initial public offering (the "Offering") (as described in Note C) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 is being held in a trust account ("Trust Account") and invested in money market funds meeting conditions of the Investment Company Act of 1984 or securities issued and guaranteed by the United States until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the "Initial Stockholders") will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

      In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the "Acquisition Period"), the proceeds held in the Trust Account will be distributed to the Company's public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Cash and cash equivalents:

      The  Company  considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

[2]   Loss per common share:

      Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[3]   Use of estimates:

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[4]   Income taxes:

      Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

      The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $4,395. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2005.

      The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

NOTE C -- INITIAL PUBLIC OFFERING

      On August 31, 2005, the Company consummated an initial public offering of 9,000,000 units ("Units"). Each Unit consists of one share of the Company's common stock, $.0001 par value, and two warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each warrant is exercisable on the later of (a) the completion of a Business Combination or (b) August 25, 2006 and expires on August 25, 2010. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

      In connection with the Offering, the Company paid the underwriters an underwriting discount of 4% of the gross proceeds of the Offering. In addition, the Company agreed to pay the underwriters additional underwriting fees and expenses of $1,620,000 upon the consummation of our initial business combination. The Company expects that such additional fees and expenses will be paid out of the proceeds in the trust account. Of such additional fees and expenses, $1,080,000 constitute additional underwriting fees and $540,000 constitutes an additional non-accountable expense allowance.

      The Company also sold to the representative of the underwriters for a purchase price of $100 an option to purchase up to a total of 450,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the prospectus, except that the exercise price of the warrants underlying the underwriters' purchase option is $6.65. This option is exercisable commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus and may be exercised on a cashless basis. The option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of the prospectus. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

      The holders of the option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the prospectus with respect to registration of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances at a price below its exercise price.

      The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale is approximately $1,906,382, using an expected life of five years, volatility of 94.4%, and a risk-free rate of 4.12%. However, because the Company has not consummated the Business Combination, management derived the volatility estimate based on the average five-year historical stock prices for a representative sample of 20 technology, media and telecommunications companies with market capitalization below $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a Business Combination. Although an expected life of five years was used in this calculation, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option will become worthless.

      The Company and the managing underwriters agreed that, within the first 45 calendar days after separate trading of the warrants commenced, the managing underwriters or certain of their principals, affiliates or designees would place bids for and, if their bids are accepted, spend up to $400,000 to purchase warrants in the public marketplace at prices not to exceed $0.70 per warrant. The managing underwriters agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until completion of a business combination by the Company.

      Additionally, the chief executive officer and the president agreed with the representative of the underwriters, that within the first 45 calendar days after the separate trading of the warrants has commenced, they or certain of their affiliates or designees would collectively place bids for, and if their bids are accepted, spend up to $1,600,000 to purchase warrants in the public marketplace at prices not to exceed $0.70 per warrant. The chief executive officer and president have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a Business Combination.

NOTE D -- NOTES PAYABLE TO STOCKHOLDERS

      The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

NOTE E -- RELATED PARTY TRANSACTION

      Following the consummation of its initial public offering, the Company cancelled its office service agreement with Innovation Interactive, LLC, a company where certain of the Initial Stockholders serve in executive capacities, under which the Company agreed to pay an administrative fee of $7,500 per month for office space and general administrative services. In October, the Company relocated its office and entered into an informal agreement with an unrelated third party whereby the Company has agreed to pay $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.