Form 10-Q
period 2005-12-31
Ad.Venture Partners, Inc.
filed 2006-02-14
CIK 1323639

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-51456

                                _________________

                            AD.VENTURE PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    20-2650200
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 360 Madison Avenue, 21st Floor
      New York, New York                                  10017
  (Address of principal executive                       (Zip Code)
             offices)

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

As of February 13, 2006, 11,249,997 shares of the registrant's common stock, par value $0.001 per share, were outstanding.


================================================================================

                            AD.VENTURE PARTNERS, INC.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Balance Sheets
          Statements of Operations
          Statement of Cash Flows
          Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                            AD.VENTURE PARTNERS, INC.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                     ASSETS
                                                                            December 31,        September 30,
                                                                                2005                2005
                                                                            (unaudited)          (unaudited)
                                                                            ------------        ------------
Current assets
Cash and cash equivalents                                                   $    614,405        $    785,055
Cash held in trust account                                                    50,779,664          50,380,000
Prepaid expenses                                                                  90,809             109,838
                                                                            ------------        ------------
Total current assets                                                          51,484,878          51,274,893
                                                                            ------------        ------------
Fixed assets, net of accumulated depreciation                                      4,316                  --
                                                                            ------------        ------------
Total assets                                                                $ 51,489,194        $ 51,274,893
                                                                            ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses                                                            $     26,623        $      1,000
Accrued offering costs                                                                --             145,000
                                                                            ------------        ------------
Total current liabilities                                                         26,623             146,000
                                                                            ------------        ------------

Common stock, subject to possible redemption, 1,799,100 shares
at $5.60 per share                                                            10,155,989          10,093,236

Stockholders' equity
Preferred stock,  $.0001 par value, authorized  1,000,000 shares;
   none issued and outstanding                                                        --                  --
Common stock, $.0001 par  value, authorized 50,000,000 shares;
   issued  and outstanding 11,249,997 shares (which 1,799,100 shares
   subject to possible redemption)                                                 1,125               1,125
Additional paid-in capital                                                    41,073,518          41,073,933
Retained earnings (deficit accumulated during the development stage)             231,939             (39,401)
                                                                            ------------        ------------
Total stockholders' equity                                                    41,306,582          41,035,657
                                                                            ------------        ------------
Total liabilities and stockholders' equity                                  $ 51,489,194        $ 51,274,893
                                                                            ============        ============



See notes to consolidated financial statements.

                            AD.VENTURE PARTNERS, INC.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                                                             Three Months        April 7, 2005
                                                                               Ended             (inception) to
                                                                           December 31, 2005    December 31, 2005
                                                                             (unaudited)          (unaudited)
                                                                            ------------         ------------
Operating expenses                                                          $    (71,182)        $    (92,381)
                                                                            ------------         ------------
Loss from operations                                                             (71,182)             (92,381)
Interest income, net                                                             313,924              405,349
                                                                            ------------         ------------
Net income                                                                  $    242,742         $    312,968
Adjustments:  accretion of trust fund relating to common stock
              subject to possible conversion                                     (62,753)             (81,029)
                                                                            ------------         ------------
Net income attributable to common stockholders                              $    179,989         $    231,939
                                                                            ------------         ------------
Net income per share                                                        $        .02         $        .05
                                                                            ------------         ------------
Weighted average shares outstanding - basic and diluted                       11,249,997            6,475,188
                                                                            ============         ============
See notes to consolidated financial statements.


                            AD.VENTURE PARTNERS, INC.
                    (a corporation in the development stage)

                             STATEMENT OF CASH FLOWS
                 April 7, 2005 (inception) to December 31, 2005

                                   (unaudited)

Cash flows from operating activities
   Net income                                                             $    312,968
   Adjustments to reconcile net income to net cash from operations
        Depreciation                                                               761
        Changes in operating assets and liabilities
        Prepaid expenses                                                       (90,809)
        Accrued expenses                                                        26,623
                                                                          ------------
Net cash provided by operating activities                                      249,543
                                                                          ------------
Investing Activities
    Purchases of property and equipment                                         (5,077)
    Cash held in Trust Account                                             (50,779,664)
                                                                          ------------
Net cash used in investing activities                                      (50,784,741)

Financing activities
   Issuance of stock                                                        51,148,503
   Proceeds from sale of common stock to founders                                1,000
   Proceeds from issuance of representative's option                               100
   Proceeds from notes payable to stockholders                                 150,000
   Repayment of notes payable to stockholders                                 (150,000)
                                                                          ------------
Net cash provided by financing activities                                   51,149,603
                                                                          ------------
Net increase in cash                                                           614,405

Cash, beginning of period                                                           --
                                                                          ------------
Cash, end of period                                                       $    614,405
                                                                          ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND BUSINESS OPERATIONS

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

      The registration statement for the Company's initial public offering (the "Offering") (as described in Note C) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 was placed in a trust account ("Trust Account") and invested in money market funds meeting conditions of the Investment Company Act of 1984 or securities issued and guaranteed by the United States until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the "Initial Stockholders") will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

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

NOTE B --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Cash and cash equivalents:

      The  Company  considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

[2]   Net income per common share:

      Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.

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

      The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $20,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005.

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

      The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale is approximately $1,906,382, using an expected life of five years, volatility of 94.4%, and a risk-free rate of 4.12%. However, because the Company has not consummated the Business Combination, management derived the volatility estimate based on the average five-year historical stock prices for a representative sample of 20 technology, media and telecommunications companies with market capitalizations below $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a Business Combination. Although an expected life of five years was used in this calculation, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option will become worthless.

      As part of the Offering, the Company and the managing underwriters agreed that, within the first 45 calendar days after separate trading of the warrants commenced, the managing underwriters or certain of their principals, affiliates or designees would place bids for and, if their bids were accepted, spend up to $400,000 to purchase warrants in the public marketplace at prices not to exceed $0.70 per warrant. The managing underwriters agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until completion of a Business Combination by the Company. Additionally, the chief executive officer and the president agreed with the representative of the underwriters, that within the first 45 calendar days after the separate trading of the warrants commenced, they or certain of their affiliates or designees would collectively place bids for, and if their bids were accepted, spend up to $1,600,000 to purchase warrants in the public marketplace at prices not to exceed $0.70 per warrant. The chief executive officer and president further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a Business Combination. The units separated on October 10, 2005 and, within the time specified, management purchased 3,794,403 warrants at an average price of $0.4216, and the underwriter purchased 948,600 warrants at an average price of $0.4216.

NOTE D -- NOTES PAYABLE TO STOCKHOLDERS

      The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

NOTE E -- RELATED PARTY TRANSACTION

      Following the consummation of its initial public offering, the Company cancelled its office service agreement with Innovation Interactive, LLC, a company where certain of the Initial Stockholders served in executive capacities, under which the Company agreed to pay an administrative fee of $7,500 per month for office space and general administrative services. Following cancellation of that arrangement, the Company relocated its office and entered into an informal agreement with an unrelated third party whereby the Company has agreed to pay a base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.

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

      For the three months ended December 31, 2005, we had net income of approximately $243,000, derived primarily from interest income related to the cash held in our trust account.

      For the period from April 7, 2005 (inception) through December 31, 2005, we had net income of approximately $313,000, derived primarily from interest income related to the cash held in our trust account.

      On August 31, 2005, we consummated our initial public offering of 9,000,000 units. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of October 10, 2005.

      The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $650,000, and an underwriting discount of approximately $2,160,000, were approximately $51,190,000. Of this amount, $50,380,000 was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of December 31, 2005, we had $614,405 of proceeds available for such uses.

      We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through August 31, 2007, assuming that a business combination is not consummated during that time. Until we enter into a Business Combination, the company expects to use its available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and account fees relating to our SEC reporting obligations.

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

      Following the consummation of the initial public offering, we cancelled the office service agreement with Innovation Interactive, LLC, which was an affiliate of Howard S. Balter, our chairman of the board and chief executive officer, Ilan M. Slasky, our president, secretary and director. Following cancellation of that arrangement, we relocated our office and entered into an informal agreement with an unrelated third party whereby we pay base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.

      As of December 31, 2005, the proceeds in the trust account were invested in a Smith Barney Municipal Money Market Fund, Class Y. The average rating in the portfolio is MIG 1.

      We currently have no operating business and have not selected any potential target businesses. If we are unable to find a suitable target business by February 28, 2007 (or August 31, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by February 28, 2007 and the business combination relating thereto has not yet been consummated by such date), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

      Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

      Consistent with the disclosures in our prospectus, we have focused our search on companies in the technology, media or telecommunications industries. Overall, we would gauge the environment for target companies to be competitive and we believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets; these include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their shareholder value while remaining invested in the business. However, there can be no assurance that we will find a suitable business combination in the allotted time.

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

Item 4. Controls and Procedures.

      Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president
(principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings.

         There are no material legal proceedings pending against us.

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

      For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item  3. Defaults Upon Senior Securities.

         Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item  5. Other information.

         Not applicable.

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

                                        AD.VENTURE PARTNERS, INC.

Date: February 14, 2006                 By:   /s/ Howard S. Balter
                                           ----------------------------------
                                                  Howard S. Balter
                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)

                                        By:   /s/ Ilan M. Slasky
                                           ----------------------------------
                                                  Ilan M. Slasky
                                           President and Secretary (Principal
                                           Financial and Accounting Officer)