Form 10-K
period 2006-03-31
Ad.Venture Partners, Inc.
filed 2006-06-29
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period April 7, 2005 (date of inception) through March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51456
_____________________

AD.VENTURE PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2650200 (I.R.S. Employer Identification No.)
360 Madison Avenue, 21st Floor, New York, NY (Address of principal executive offices)	10017 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 703-7241

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant	OTC Bulletin Board
Common Stock, par value $0.001 per share	OTC Bulletin Board
Warrants to Purchase Common Stock	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s units, each consisting of one share of the registrant’s common stock and two warrants, each exercisable for an additional share of common stock, on September 30, 2005, as reported on the OTC Bulletin Board, was approximately $53,550,000.

As of June 28, 2006, 11,249,997 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

-i-

PART I

Item 1. Business

General

We are a Delaware blank check company, organized in 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology, media or telecommunications industries. Since our initial public offering in August 2005, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. However, we have not selected any target company with which to consummate a business combination.

We believe that there are opportunities for acquisitions in the technology, media and telecommunications industries. In addition, we believe there exists significant potential for growth in these industries as markets expand in response to product innovation and increasing global access to technology. The emergence of voice over Internet protocol, digital music players and Internet advertising are all examples of recent technological advances spawning new industries and markets. In addition, we believe there is significant potential for growth in the technology, media and telecommunications industries outside the United States.

Our management team has significant experience starting, financing, growing and operating technology, media and telecommunications companies. Mr. Balter, our chairman of the board and chief executive officer, and Mr. Slasky, our president and secretary, have over 24 combined years of experience in these industries. Through our management team and our directors, we believe that we have extensive contacts and sources from which to generate acquisition opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, investment bankers, attorneys and accountants. The members of our management team intend to use their operating and transaction experience to find and evaluate potential target companies and to maintain and build on the relationships that they have developed through their years of experience in the technology, media and telecommunications industries.

Effecting a business combination

General

We intend to use cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these to effect a business combination involving one or more operating businesses in the technology, media or telecommunications industries. Although substantially all of the proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, one or more operating businesses that do not need substantial additional capital but desire to establish a public trading market for their shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering itself. We believe these include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve one or more companies that may be financially unstable or in the early stages of development or growth.

We have not identified a target business or target industry

Subject to the requirement that our initial business combination must be with one or more operating businesses in the technology, media or telecommunications industries that, collectively, have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target businesses with which we may ultimately complete a business combination.

Sources of target businesses

Acquisition candidates have been and we believe will continue to be brought to our attention from various unaffiliated sources, including private equity and venture capital funds, public and private companies, investment bankers, attorneys and accountants, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates have solicited such proposals, and may also bring to our attention acquisition candidates. In addition, the positions held and contacts maintained by the members of our management within the financial community have generated, and we anticipate will continue to generate, other unsolicited proposals. We may engage the services of professional firms that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee or other compensation. In addition, we may be asked to pay finder’s fees or other compensation to other sources providing proposals to us. We would not pay finder’s fees or other compensation to any source in respect of a proposal unless we consummate a business combination as a result of such proposal or, prior to receiving such proposal, we had engaged that source to provide us with proposals on a compensated basis. Any such finder’s fee or compensation would be subject to arm’s-length negotiations between the Company and any such professional firms or other sources of proposals. In no event, however, will we pay any of our existing officers, directors, stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of target businesses and structuring of a business combination

Our management diligently reviews all of the proposals we receive with respect to prospective target businesses. In evaluating prospective target businesses, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the targeted businesses’ industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we generally conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target businesses and their stockholders, as well as our own stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing directors, officers, stockholders or special advisers, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target businesses

The initial target businesses that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target businesses have a sufficient fair market value or if a conflict of interest exists, such as if management selects a company affiliated with one of our initial stockholders as a prospective target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criteria. We expect that any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target businesses have sufficient fair market value and no conflict of interest exists.

Possible lack of business diversification

The net proceeds from our initial public offering provided us with approximately $51,190,000, which we may use to complete a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. At the time of our initial business combination, we may not be able to acquire more than one target operating business contemporaneously because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which include attempting to coordinate the timing of negotiations, proxy statement disclosure and closing with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the business combination below the required fair market value of 80% of our net assets threshold. As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single operating business;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

In addition, if our business combination entails the contemporaneous acquisition of several operating businesses at the same time and may be with different sellers, we would need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers and directors, if any, in the target businesses cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated with us in some capacity following a business combination, we will not request that the resignation or retention of our current management be included as a condition in any agreement with respect to a business combination. In any event, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target businesses acquired.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target businesses. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholders to approve a business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following our initial public offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquires shares during or after our initial public offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders. We will proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 19.99% of the shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (net of taxes payable on income of the funds in the trust account and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be $5.60 or $.40 less than the per-unit initial public offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both vote against a business combination, and, subsequently, exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of our initial public offering, which occurred on August 31, 2005, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. There will be no distribution from the trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.60, or $.40 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors that could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.60, plus interest, due to claims of creditors. Messrs. Balter and Slasky have agreed pursuant to an agreement with us and Wedbush Morgan Securities Inc., the representative of the underwriters for our initial public offering, that, if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims by any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts or obligations actually reduces the amount of funds in the trust account. However, we cannot assure you that Messrs. Balter and Slasky will be able to satisfy those obligations.

Prior to completion of a business combination, we will seek to have all vendors, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, prospective target business or other entity were to refuse to execute such a waiver, our decision to engage such vendor or other entity or to enter into discussions with such target businesses would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Under Delaware law, we will need to submit a plan of dissolution to our stockholders for approval, which could delay our dissolution, the giving of notice to the trustee and the distribution of our assets to the public stockholders. We cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific time frame for our dissolution and liquidation.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and that is actually completed by us. In no other circumstances, except as required by applicable law, will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions as soon as reasonably practical after dissolution and, therefore, do not intend to comply with this procedure. As such, our stockholders could potentially be held liable for any claims by third parties to the extent of any distribution received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of our dissolution.

Competition

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds from our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our stockholders in certain instances may reduce the resources available to us to effect a business combination; and

•
our outstanding warrants and the purchase option granted to Wedbush Morgan Securities Inc., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

Based upon publicly available information, as of June 27, 2006, approximately 63 similarly structured “blank check” companies have completed initial public offerings since August 2003, and numerous others have filed registration statements. Of these companies, we estimate that only seven companies have consummated a business combination, while twenty-one other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations. Accordingly, there are approximately 59 “blank check” companies which we estimate to have more than $3.7 billion in trust, and potentially an additional 38 “blank check” companies with more than an additional $2.9 billion in trust, that have filed registration statements, and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may complete a business combination in any industry they choose. Further, the fact that only seven “blank check” companies have completed a business combination, and twenty-one other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly-held “blank check” company.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target businesses. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.

Facilities

We do not own any real estate or other physical properties. Our headquarters are located at 360 Madison Avenue, 21st Floor, New York, New York 10017. We entered into an informal agreement with an unrelated third party whereby we pay a base rent of $2,058 per month on a month-to-month basis in exchange for office space and certain administrative services. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Employees

We currently have two officers, both of whom are also members of our board of directors. We have no other employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this annual report on Form 10-K. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with limited operating results to date. Since we have a limited operating history, you have a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the technology, media or telecommunications industries. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets at the time of acquisition by February 28, 2007 (or August 31, 2007 if a letter of intent, agreement in principle or a definitive agreement has been executed by February 28, 2007 and the business combination relating thereto has not yet been consummated by such date). If we fail to consummate a business combination within the required time frame, we will be required to dissolve and liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based upon publicly available information, as of June 27, 2006, approximately 63 similarly structured “blank check” companies have completed initial public offerings since August 2003, and numerous others have filed registration statements. Of these companies, we estimate that only seven companies have consummated a business combination, while twenty-one other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations. Accordingly, there are approximately 59 “blank check” companies which we estimate to have more than $3.7 billion in trust, and potentially an additional 38 “blank check” companies with more than an additional $2.9 billion in trust, that have filed registration statements, and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may complete a business combination in any industry they choose. Further, the fact that only seven “blank check” companies have completed a business combination, and twenty-one other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly-held “blank check” company. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target operating business within such time periods, the terms of our amended and restated certificate of incorporation will require us to liquidate.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $6.00 because of the expenses related to the initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders will be less than $5.60 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or that such waivers would be held enforceable if challenged. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.. If we are unable to complete a business combination and are forced to liquidate, Howard S. Balter, our chairman of the board and chief executive officer, and Ilan M. Slasky, our president and secretary, have agreed, under certain circumstances, to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims of any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts or obligations actually reduces the amount of funds in the trust accounts. However, we cannot assure you that Messrs. Balter and Slasky will be able to satisfy those obligations. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.60, plus interest (net of taxes payable on income of the funds in the trust account), due to claims of such creditors.

Under Delaware law, our dissolution requires the approval of the holders of a majority of our outstanding stock, without which we will not be able to dissolve and liquidate, and distribute our assets to our public stockholders.

Under Delaware law, our dissolution requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. Soliciting the vote of our stockholders will require the preparation of preliminary and definitive proxy statements, which will need to be filed with the Securities and Exchange Commission and could be subject to their review. This process could take a substantial amount of time ranging from one to several months. As a result, the distribution of our assets to the public stockholders could be subject to a considerable delay. Furthermore, we may need to postpone the stockholders meeting, resolicit our stockholders, or amend our plan of dissolution and liquidation to obtain the required stockholder approval, all of which would further delay the distribution of our assets and result in increased costs. If we are not able to obtain approval from a majority of our stockholders, we will not be able to dissolve and liquidate and we may not be able to distribute funds from our trust account to holders of our common stock sold in this offering and these funds may not be available for any other corporate purpose. We cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific timeframe for our dissolution and liquidation. If our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminate amount of time, we may be considered to be an investment company. Please see the section entitled “Risk Factors—If we are deemed to be an investment company, we would be subject to burdensome regulation which would restrict our activities and make it difficult for us to complete a business combination.”

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will continue to apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
upon consummation of our initial public offering, $50,380,000 was placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with a business combination, upon our liquidation or as otherwise permitted in the amended and restated certificate of incorporation:

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination if approved by a majority of the shares of common stock voted by the public stockholders and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this prospectus, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

•
we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets the conditions specified in this prospectus, including the requirement that the business combination be with an operating business whose fair market value is equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated certificate of incorporation may not be amended until we complete a business combination. However, provisions prohibiting amendment of a company’s certificate of incorporation may be deemed invalid under Delaware law. If a court concluded that the prohibition on amending certain provisions of our charter was invalid, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will initiate procedures to dissolve. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.

Because we have not currently selected a target business with which to complete a business combination, our investors are unable to currently ascertain the merits or risks of any particular target business’ operations.

Because we have not yet selected any prospective target businesses, investors have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in any particular target business.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make a deposit or down payment or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including a deposit or down payment or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that shares representing 20% or more of the shares of common stock purchased by our public stockholders vote against the transaction and exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001. Currently, there are 19,400,003 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Wedbush Morgan Securities Inc.) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of this date to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce your equity interest in us;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

We may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt:

•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to service our debt obligations;

•
may cause an acceleration of our obligations to repay the debt even if we make all principal and interest payments when due if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•
may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

The loss of key executives could adversely affect our ability to operate.

Our operations are dependent upon a small group of key executives consisting of Mr. Balter, our chairman and chief executive officer, and Mr. Slasky, a director and our president and secretary. We believe that our success depends on the continued service of our executive management team. Although we currently intend to retain our existing management and enter into employment or other compensation arrangements with them following our initial business combination, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.

Our ability to successfully effect a business combination and to be successful afterwards will be completely dependent upon the efforts of our key personnel, some of whom may join us following a business combination, who may be unfamiliar with the requirements of operating a public company and whom we would have only a limited ability to evaluate.

Our ability to successfully effect a business combination will be completely dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Specifically, the members of our current management are not obliged to remain with us subsequent to a business combination. As a result, our management and other key personnel, particularly our chairman of the board and chief executive officer, and our president and secretary, may not remain associated with us following a business combination and we may employ other personnel following a business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Because all of our directors own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to our initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, Messrs. Balter and Slasky purchased 3,794,403 warrants at an average price of $0.4216 pursuant to agreements with Wedbush Morgan Securities Inc., the representative of the underwriters in our initial public offering. Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our initial stockholders, including all of our officers and directors, will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds from our initial public offering not deposited in the trust account unless the business combination is consummated. The amount of available proceeds was initially based on management’s estimates of the costs needed to fund our operations for 24 months and consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. The financial interest of our directors and officers could influence their motivation in selecting a target business or proceeding with a business combination and thus, there may be a conflict of interest in determining whether a particular business combination is in the public stockholders’ best interest. Specifically, our initial stockholders may view potential business combinations where such excess expenses would be repaid more favorably than those where such excess expenses would not be repaid or any business combination in which such excess expenses would be repaid more favorably than no business combination.

Our management’s interest in employment with us following a business combination may lead to them to pursue business combinations or negotiate compensation arrangements that may not be in our public stockholders’ best interests.

We intend to retain our current management and enter into employment or other compensation arrangements with them following our initial business combination. Our current management’s financial interest in such employment or other compensation arrangements may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination or whether these arrangements are appropriate under the circumstances. These potential conflicts of interests may not be resolved in manner that is in our public stockholders’ best interests.

We may engage in a business combination with one or more target businesses that have relationships with entities with which our initial stockholders also have relationships, which may raise potential conflicts of interest.

In light of our initial stockholders’ involvement with other technology, media and telecommunications businesses and our purpose to consummate a business combination with one or more operating businesses in those same sectors, we may decide to acquire one or more businesses affiliated with our initial stockholders. Despite our obligation to obtain an opinion from an independent investment banking firm that a business combination with one or more businesses affiliated with our initial stockholders is fair to our stockholders from a financial point of view, potential conflicts of interest may still exist, and as a result, the terms of the business combination may not be as advantageous to our public stockholders as it would be absent any conflicts of interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as the purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may become depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds of our initial public offering provided us with approximately $51,190,000, which we may use to complete a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition. At the time of our initial business combination, we may not be able to acquire more than one target business contemporaneously because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure and closing with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the business combination below the required threshold of 80% of our net assets. As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single operating business;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital and private equity funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Further:

•	our obligation to seek stockholder approval of a business combination may delay the consummation of a business combination;

•	our obligation to convert shares of common stock into cash in certain instances may reduce the resources available for a business combination; and

•
our outstanding warrants and the purchase option granted to Wedbush Morgan Securities Inc., the representative of the underwriters in our initial public offering, and the future dilution they potentially represent, may not be viewed favorably by target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our initial stockholders, including our officers and directors, collectively own approximately 20% of our issued and outstanding shares of common stock. Additionally, Messrs. Balter and Slasky purchased 3,794,403 warrants at an average price of $0.4216 pursuant to agreements with Wedbush Morgan Securities Inc., the representative of the underwriters in our initial public offering. Although these warrants are not exercisable until after the completion of our initial business combination, the exercise at that time would further increase the initial stockholders’ ownership of the issued and outstanding shares of our common stock.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of this “staggered” board of directors, only a minority of the board of directors could be considered for election. As a result of their substantial beneficial ownership, our officers and directors may exert considerable influence on actions requiring a stockholder vote, including the election of officers and directors, amendments to our certificate of incorporation, the approval of benefit plans, mergers and similar transactions (other than approval of the initial business combination). Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective business combinations, to submit to a stockholder vote. As a result, they will exert substantial control over actions requiring a stockholder vote both before and following a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 18,000,000 shares of common stock. In addition, we issued to Wedbush Morgan Securities Inc. an option to purchase up to a total of 450,000 units, which, if exercised, will result in the issuance of warrants to purchase an additional 900,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,249,997 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted only on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ National Market or a national securities exchange.

Our securities are traded in the over-the-counter market and are quoted only on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by The NASDAQ Stock Market, Inc., but not included in the NASDAQ National Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ National Market or a national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

In order not to be regulated as an investment company under the Investment Company Act of 1940, or the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.” Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or businesses. The funds in the trust account will remain invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or tax-exempt municipal bonds until we use them to complete a business combination. By limiting the investment of the funds to these instruments, we believe that we will not be considered an investment company under the 1940 Act. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either:

(i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution, liquidation and distribution of our assets, including the proceeds held in the trust account, as part of our plan of dissolution and liquidation. If we fail to invest the proceeds as described above or if we cease to be primarily engaged in our business as set forth above, we may be considered to be an investment company and thus be required to comply with the 1940 Act.

If we are deemed to be an unregistered investment company, among other things, any contract we enter into while unregistered would be rendered unenforceable. In addition, if we did register under the 1940 Act, we would be subject to certain restrictions on our activities, including:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities; and

•	restrictions on the amount of debt we may incur;

each of which may make it difficult for us to consummate a business combination. We would also become subject to burdensome regulatory requirements, including reporting, record keeping, voting, proxy and disclosure requirements, and the costs of meeting these requirements would reduce the funds we have available outside the trust account to consummate a business combination.

Our directors, including those who serve on our Audit Committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination, which may have the effect of reducing the available proceeds not deposited in the trust account available for reimbursement of out-of-pocket expenses incurred on our behalf. We will not require, however, that the reimbursement of out-of-pocket expenses be included as a term or condition in any agreement with respect to a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Risks associated with the technology, media and telecommunications industries

Our investments in the technology, media or telecommunications companies may be extremely risky and we could lose all or part of our investments.

An investment in technology, media or telecommunications companies may be extremely risky relative to an investment in companies operating in other sectors due, in part, to the following factors:

•
they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, we may not learn all of the material information we need to know regarding these businesses;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the operations of any technology, media or telecommunications company we may acquire; and

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

The technology, media and telecommunications industries are highly cyclical, which may affect our future performance and ability to sell our products and, in turn, hurt our profitability.

Technology, media and telecommunications products and services tend to be relatively expensive and buyers tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. Conversely, during periods of economic strength, technology, media and telecommunications sales frequently exceed expectations. As a consequence, revenues and earnings for technology, media and telecommunications companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of these technology, media and telecommunications industries, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect the business, financial condition, and results of operations of any target businesses that we may acquire.

If we are unable to keep pace with the changes in the technology, media and telecommunications industries, the products of any target business that we acquire could become obsolete and it could hurt our results of operations.

The technology, media and telecommunications industries are generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. Our ability to compete after the consummation of a business combination will be dependent upon our ability to keep pace with changes in these industries. If we are ultimately unable to adapt our operations as needed, our business, financial condition and results of operations following a business combination will be adversely affected.

The technology, media and telecommunications industries are highly competitive and we may not be able to compete effectively which could adversely affect our revenues and profitability upon consummation of a business combination.

The technology, media and telecommunications industries are rapidly evolving and intensely competitive. We expect competition to intensify in the future. Many of the competitors we will face upon consummation of a business combination may have significantly greater financial, technical, marketing and other resources than we do. In addition, the management of our competitors may have greater operating resources and experience in their respective industries. Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to comply with government regulations that may be adopted with respect to the telecommunications and media industries.

Certain segments of the telecommunications and media industries, including wireline and wireless telecommunications networks, broadcast networks and radio stations, have historically been subject to substantial government regulation. In the past, the regulatory environment, particularly with respect to the telecommunications industry and the television and radio industry, has been fairly rigid. We cannot assure you that regulations currently in effect or adopted in the future will not have a material adverse affect on our ability to acquire a particular telecommunications or media target or on any target business acquired by us.

We may be unable to protect or enforce the intellectual property rights of any target businesses that we acquire.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets will be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may file patent applications or obtain patents and proprietary rights that block or compete with our patents. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business. Depending on the target business or businesses that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses that we will acquire, we expect that the target business or businesses will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties. Our headquarters are located at 360 Madison Avenue, 21st Floor, New York, New York 10017. We entered into an informal agreement with an unrelated third party whereby we pay a base rent of $2,058 per month, on a month-to-month basis in exchange for office space and certain administrative services. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and two warrants, each to purchase an additional share of our common stock, trade on the OTC Bulletin Board under the symbol “AVPAU.” Our common stock has traded separately on the OTC Bulletin Board under the symbol “AVPA” since October 10, 2005. Our warrants have traded separately on the OTC Bulletin Board under the symbol “AVPAW” since October 10, 2005. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of the completion of the initial business combination or August 25, 2006. Our warrants will expire at 5:00 p.m., New York City time, on August 25, 2010, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s units, common stock and warrants, respectively, as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Units
Quarter ended	High	Low
March 31, 2006	$6.90	$6.03
December 31, 2005	$6.12	$5.85
September 30, 2005	$6.05	$5.85
_____________________ (1) Represents the high and low bid information for our units from our initial public offering on August 25, 2005 through September 30, 2005.

Common Stock
Quarter ended	High	Low
March 31, 2006	$5.60	$5.32
December 31, 2005 (1)	$5.34	$5.14
_____________________
(1) Represents the high and low bid information for our shares of common stock from October 10, 2005, the date that our common stock first became separately tradable, through December 31, 2005.

Warrants
Quarter ended	High	Low
March 31, 2006	$0.71	$0.37
December 31, 2005 (1)	$0.50	$0.31
_____________________ (1) Represents the high and low bid information for our warrants from October 10, 2005, the date that our warrants first became separately tradable, through December 31, 2005.

Holders of Common Equity

As of June 26, 2006, we had approximately 10 stockholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2006.

Use of Proceeds from Registered Offering

On August 25, 2005, we commenced our initial public offering of units, each consisting of one share of our common stock, par value $.0001 per share, and two warrants, each exercisable for one share of our common stock, pursuant to a registration statement on Form S-1 (File No. 333-124141), which registration statement was declared effective on August 25, 2005. Wedbush Morgan Securities Inc. served as lead managing underwriter for our initial public offering, which closed on August 31, 2005. The net proceeds from our initial public offering were approximately $51,190,000, after deducting offering expenses of approximately $650,000 and underwriting discounts of $2,160,000. As of September 1, 2005, $50,380,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $810,000 remaining.

For the period from April 7, 2005 (date of inception) through March 31, 2006, we paid or incurred an aggregate of approximately $1,115,000 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust for the following purposes:

•	expenses related to our initial public offering;

•	repayment of the notes payable to Messrs. Balter and Slasky, which loan was repaid in full, with interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	for payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	for miscellaneous expenses.

As of March 31, 2006, approximately $51,108,343 was held in trust and we had approximately $579,029 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering.

Income Statement Data
For the Period April 7, 2005 (Inception) through March 31, 2006
Loss from operations	$(216,093)
Other income - interest	740,102
Income before provision for income taxes	524,009
Provision for income taxes	116,000
Net income	$408,009

Balance Sheet Data
March 31, 2006
Cash and cash equivalents	$579,029
Prepaid expenses	72,488
Total current assets	651,517
Investments held in Trust Account	51,108,343
Fixed assets, net of accumulated depreciation	4,062
Total assets	$51,763,922

Accrued expenses	$90,310
Taxes payable	116,000
Total current liabilities	206,310
Common stock subject to possible redemption	10,193,318
Total stockholders’ equity	41,364,294
Total liabilities and stockholders’ equity	$51,763,922

The total assets amount includes the approximately $51,108,343 being held in the trust account, which will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights. Accordingly, we may effect a business combination if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 19.99% of the 9,000,000 shares of common stock sold in our initial public offering, or 1,799,100 shares of common stock, at an initial per share conversion price of $5.60, without taking into account interest earned on the trust account. The actual per share conversion price will be equal to the amount in the trust account, including all accrued interest (net of taxes payable on income of the funds in the trust account and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed on April 7, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology, media or telecommunications industries. We intend to use cash derived from the net proceeds of our initial public offering, which closed on August 31, 2005, together with any additional financing arrangements that we undertake, to effect a business combination.

The net proceeds from our initial public offering on August 31, 2005 were approximately $51,190,000, after deducting offering expenses of approximately $650,000 and underwriting discounts of $2,160,000. Of this amount, $50,380,000 was placed in a trust account, with approximately $810,000 remaining for our use to cover business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We expect to use substantially all of the net proceeds discussed above to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•
our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Results of Operations and Liquidity

Through March 31, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of March 31, 2006, approximately $51,108,343 was held in trust and we had approximately $579,029 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

For the period April 7, 2005 (date of inception) through March 31, 2006, we earned approximately $740,102 in interest income.

For the period April 7, 2005 (date of inception) through March 31, 2006, we paid or incurred an aggregate of approximately $1,115,000 in expenses for the following purposes:

•	expenses related to our initial public offering;

•	repayment of the notes payable to two of our initial stockholders, Messrs. Balter and Slasky, which loans were repaid in full, with interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	expenses in legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	miscellaneous expenses.

We believe we will have sufficient available funds outside of the trust account to operate through August 31, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If we determine that we need to raise additional funds prior to a business combination, we will likely do so through a private offering of debt because our underwriting agreement prohibits us from issuing additional equity securities prior to a business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Unit Purchase Option

We have also sold to Wedbush Morgan Securities Inc., for $100, an option to purchase up to a total of 450,000 units, consisting of one share of common stock and two warrants, at $7.50 per unit, from the consummation of the business combination until up to five years after August 25, 2005, the date we completed our initial public offering. The warrants underlying such units will have terms that are identical to those issued in the initial public offering, with the exception of the exercise price, which will be set at $6.65 per warrant. The purchase option may be transferred, in whole or in part, to any subsidiary or affiliate of Wedbush Morgan Securities Inc. upon notice to the Company, or to any third party transferee, subject to the Company’s consent. The purchase option also contains a cashless exercise feature that allows the holder of the purchase option to receive units on a net exercise basis. In addition, the purchase option provides for registration rights that will permit the holder of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of August 25, 2005, the date we completed our initial public offering. Further, the holder of the purchase option is entitled to piggy-back registration rights in the event we undertake a subsequent registered offering within seven years of August 25, 2005, the date of the prospectus relating to our initial public offering.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of March 31, 2006, approximately $51,108,343 was held in trust for the purposes of consummating a business combination. As of March 31, 2006, the proceeds held in trust have been invested in a Smith Barney Municipal Market Fund, Class Y. The average rating in the portfolio is MIG 1. As of March 31, 2006, the effective annualized interest rate payable on our investment was approximately 2.67%. Assuming no other changes to our holdings as of March 31, 2006, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2006 would result in a decrease of approximately $126,020 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 7, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ad.Venture Partners, Inc.

We have audited the accompanying balance sheet of Ad.Venture Partners, Inc. (a development stage company) as of March 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from April 7, 2005 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ad.Venture Partners, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the period from April 7, 2005 (date of inception) through March 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
New York, New York
June 24, 2006

AD.VENTURE PARTNERS, INC.
(a development stage company)

BALANCE SHEET

March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$579,029
Prepaid expenses	72,488
Total current assets	651,517

Investments held in Trust Account	51,108,343
Fixed assets, net of accumulated depreciation	4,062

Total assets	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$90,310
Taxes payable	116,000
Total current liabilities	206,310

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock—$.0001 par value; 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125
Additional paid-in capital	41,073,518
Retained earnings	289,651
Total stockholders’ equity	41,364,294
Total liabilities and stockholders’ equity	$51,763,922

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF OPERATIONS

April 7, 2005 (Date of Inception) Through March 31, 2006

Operating costs	$(216,093)
Loss from operations	(216,093)
Other income—interest	740,102
Income before provision for income taxes	524,009
Provision for income taxes	(116,000)
Net income	$408,009
Weighted average number of shares outstanding—basic	7,696,020
Net income per share—basic	$0.05
Weighted average number of shares outstanding—diluted	8,793,060
Net income per share—diluted	$0.05

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)
Pro forma net income attributable to common stockholders not subject to possible redemption	$289,651
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	6,607,360
Pro forma net income per share, excluding shares subject to possible redemption—basic	$0.04
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	7,485,102
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.04

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance—April 7, 2005 (date of inception)	--	$--	$--	$--	$--
Contributions from initial stockholders	2,249,997	225	775	--	1,000
Sale of 9,000,000 units and representative’s option, net of underwriters’ discount and offering expenses	9,000,000	900	51,147,703	--	51,148,603
Net proceeds subject to possible redemption of 1,799,100 shares	--	--	(10,074,960)	--	(10,074,960)
Change in accretion of Trust Account relating to common stock subject to possible redemption, net of tax	--	--	--	(118,358)	(118,358)
Net income	--	--	--	408,009	408,009
Balance—March 31, 2006	11,249,997	$1,125	$41,073,518	$289,651	$41,364,294

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF CASH FLOWS

April 7, 2005 (Date of Inception) Through March 31, 2006
Cash flows from operating activities:
Net income	$408,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,015
Changes in operating assets and liabilities
Prepaid expenses	(72,488)
Accrued expenses	90,310
Taxes payable	116,000
Net cash provided by operating activities	542,846
Cash flows from investing activities:
Investments held in Trust Account	(51,108,343)
Purchases of property and equipment	(5,077)
Net cash used in investing activities	(51,113,420)
Cash flows from financing activities:
Issuance of stock	51,148,503
Proceeds from notes payable to stockholder	150,000
Repayment of note payable to stockholder	(150,000)
Proceeds from sale of common stock to founders	1,000
Proceeds from issuance of representative’s option	100
Net cash provided by financing activities	51,149,603
Net increase in cash and cash equivalents	579,029
Cash and cash equivalents—beginning of period	--
Cash and cash equivalents—end of period	$579,029

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

Note A—Organization And Business Operations

Ad.Venture Partners, Inc. (the "Company") was incorporated in Delaware on April 7, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination (the “Business Combination”) of one or more operating business in the technology, media or telecommunications industries. The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected March 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 was placed in a trust account (“Trust Account”) and invested in mutual funds and municipal money market funds until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note C)).

Note B—Summary Of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]	Investments held in Trust Account:

At March 31, 2006, the investments held in the Trust Account consist of tax-exempt municipal money market funds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

[3]	Earnings per common share:

Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of shares outstanding adjusted per the incremental shares attributed to outstanding options to purchase common stock.

[4]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[5]	Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $135,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2006.

    The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Note C—Public Offering

On August 31, 2005, the Company consummated an initial public offering of 9,000,000 units (“Units”). Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each warrant is exercisable on the later of (a) the completion of a Business Combination or (b) August 25, 2006 and expires on August 25, 2010. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid the underwriters an underwriting discount of 4% of the gross proceeds of the Offering. In addition, the Company agreed to pay the underwriters additional underwriting fees and expenses of $1,620,000 upon the consummation of the initial business combination. The Company expects that such additional fees and expenses will be paid out of the proceeds in the trust account. Of such additional fees and expenses $1,080,000 constitute additional underwriting fees and $540,000 constitutes an additional non-accountable expense allowance.

The Company also sold to the representative of the underwriters for a purchase price of $100 an option to purchase up to a total of 450,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the prospectus, except that the exercise price of the warrants underlying the underwriters’ purchase option is $6.65. This option is exercisable commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus and may be exercised on a cashless basis. The option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of the prospectus. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

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

The Company has estimated, based upon a Black Scholes model, that the fair value of the option on the date of sale would be approximately $1,906,382, using an expected life of five years, volatility of 94.4% and a risk-free rate of 4.12%. However, because the Company has not consummated the Business Combination, management derived the volatility estimate based on the average five-year historical stock prices for a representative sample of 20 technology, media and telecommunications companies with market capitalizations below $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a Business Combination. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and the Company liquidates, the option will become worthless.

As part of the Offering, the Company and the managing underwriters agreed that, within the first 45 calendar days after separate trading of the warrants commenced, the managing underwriters or certain of their principals, affiliates or designees would place bids for and, if their bids were accepted, spend up to $400,000 to purchase warrants in the public marketplace at prices not to exceed $.70 per warrant. The managing underwriters agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until completion of a Business Combination by the Company. Additionally, the chief executive officer and the president agreed with the representative of the underwriters, that within the first 45 calendar days after separate trading of the warrants commenced, they or certain of their affiliates or designees would collectively place bids for, and if their bids were accepted, spend up to $1,600,000 to purchase warrants in the public marketplace at prices not to exceed $.70 per warrant. The chief executive officer and president further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until completion of a Business Combination. The units separated on October 10, 2005 and, within the time specified, management purchased 3,794,403 warrants at an average price of $0.4216, and the underwriter purchased 948,000 warrants at an average price of $0.4216.

Note D—Notes Payable to Stockholder

The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

Note E—related party transaction

Following the consummation of its initial public offering, the Company cancelled its office agreement with Innovation Interactive, LLC, a company where certain of the Initial Stockholders served in executive capacities, under which the Company agreed to pay an administrative fee of $7,500 per month for office space and general and administrative services. Following cancellation of that arrangement, the Company relocated its offices under an informal agreement with an unrelated third party whereby the Company has agreed to pay a base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.

Note F—Common Stock Reserved for Issuance

At March 31, 2006, 18,900,000 shares of stock were reserved for issuance upon exercise of redeemable warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the period April 7, 2005 (date of inception) through March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position	Year Appointed/Elected
Howard S. Balter	43	Chairman and Chief Executive Officer	2005
Ilan M. Slasky	36	President, Secretary and Director	2005
Lawrence J. Askowitz*	40	Director	2005
Dr. Shlomo Kalish*	54	Director	2005

* Member of the Audit Committee

Howard S. Balter is our chairman and chief executive officer. In addition, Mr. Balter has been chairman and a managing member of Innovation Interactive, LLC, a diversified Internet advertising company, from May 2002 when it was acquired in a management buy-out from Net2Phone, Inc. until its sale in November 2005. Prior to that he was chief executive officer and a director of Net2Phone, Inc., a leading Internet telephony company. Mr. Balter was a director at Net2Phone, Inc. from October 1997 to October 2001, its chief executive officer from January 1999 to October 2001 and its vice chairman of the board of directors from May 1999 to October 2001. Mr. Balter also served as Net2Phone, Inc.’s treasurer from October 1997 to July 1999. Prior to his employment with Net2Phone, Inc., Mr. Balter was employed by IDT Corp., a diversified international telecommunications company, where he was chief operating officer from 1993 to 1998 and chief financial officer from 1993 to 1995. Mr. Balter was a director of IDT Corp. from December 1995 to January 1999 and vice chairman of IDT Corp.’s board of directors from October 1996 to January 1999.

Ilan M. Slasky is our president, secretary and one of our directors. In addition, Mr. Slasky has been vice chairman and a managing member of Innovation Interactive, LLC since May 2002 until its sale in November 2005. Prior to that he was chief financial officer at Net2phone, Inc. from January 1999 to January 2002. Prior to his employment with Net2Phone, Inc., Mr. Slasky was employed by IDT Corp., where he was its executive vice president of finance from December 1997 to January 1999, its director of carrier services from November 1996 to July 1997 and its director of finance from May 1996 to November 1996. Mr. Slasky worked for Merrill Lynch as a supervisor in the Risk Management group from 1992 to 1993, as an assistant fixed income trader from 1993 to 1994 and as a collateral management specialist in the Global Equity Derivatives group from 1994 to 1995.

Lawrence J. Askowitz is one of our directors. In addition, Mr. Askowitz is a founder and partner at Z Communications Capital, which advises and acquires communication and media technology companies. Before founding Z Communications Capital, from April 2004 to April 2005, Mr. Askowitz was the telecommunication and media technology partner at ZelnickMedia Corporation, a private equity firm that acquires and operates media businesses. Mr. Askowitz was employed by Deutsche Bank in the Telecommunications Corporate Finance Group, where he served as a director from September 2000 through December 2001 and as a managing director and head of the U.S. Wireless Banking practice from January 2002 to September 2003. From April 1998 to December 1999, Mr. Askowitz was a vice president at Credit Suisse First Boston in the Media & Telecommunications Corporate Finance Group and the Mergers & Acquisitions Group and served as a director of those groups from January 2000 to September 2000. From 1987 to 1998, Mr. Askowitz was employed by Lazard where he worked as an analyst, associate and vice president in the Banking and Public Finance Departments. Mr. Askowitz served as a director of Horizon PCS, Inc., a provider of personal communications services under the Sprint brand from October 2004 until July 2005 when it merged into iPCS Inc., another Sprint affiliate. Since November 1, 2005, Mr. Askowitz has served on the Advisory Board of Infogate Online, an IPTV middleware provider.

Dr. Shlomo Kalish is one of our directors. Dr. Kalish has been the chairman and chief executive officer of Jerusalem Global Ventures Ltd., a venture capital firm that manages funds focusing on early stage investments in software, communications, homeland security and life sciences since 2000. Dr. Kalish was general partner of Concord Ventures, a venture capital firm, from 1997 to 1999. He founded Jerusalem Global Ltd., and served as chairman and chief executive officer from 1994 to 1997. From 1985 to 1994, Dr. Kalish was a member of the faculty at Tel Aviv University School of Management. Dr. Kalish has served as a director of: Valor Computerized Systems, Ltd., an engineering software company, since November 1999; Camero, Inc., a developer of through-wall imaging micro-power radar, since June 2004; Certagon Ltd., an integrated application environment software provider, since March 2003; Chiasma Inc., a biotechnology company that develops non-invasive alternatives to macromolecule therapies, since May 2001; LocatioNet Systems Ltd., a developer of a comprehensive location-based service system for the wireless market, since October 2000; Notal Vision Ltd., a developer of solutions for the opthalmic industry, since April 2001; Saifun Semiconductors Ltd., a non-volatile memory solutions provider, since April 1998; and VideoCodes, a digital video broadcasting software provider, since March 2004. Dr. Kalish is also a member of the board of governors of Bar Ilan University, the Technion and The Jerusalem College of Technology.

Number and Terms of Directors

Our board of directors has four directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Askowitz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Kalish and Mr. Slasky, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mr. Balter, will expire at the third annual meeting. Each of our current directors has served on our board since our inception in April 2005.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition, although we cannot assure you that they will, in fact, be able to do so.

Committee of the Board of Directors

Our Board of Directors has established an Audit Committee, which reports to the Board of Directors. Mr. Askowitz and Dr. Kalish serve as members of our Audit Committee. In addition, Board of Directors has determined that Dr. Kalish is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequency of our accounting and control systems.

The Audit Committee is required to be composed entirely of at least two independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended March 31, 2006 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Special Advisors

We consult from time-to-time with certain individuals who have demonstrated experience in the financial and technology-related sectors, who we call our special advisors. Our special advisors have no formal rights or duties as such, are not considered consultants or members of our management and therefore owe no fiduciary duties to us or our stockholders. We consider all special advisors to have equal stature and we expect them to act as an informal advisory panel for us. We expect to look to our special advisors primarily for assistance with locating and evaluating prospective target businesses. We have initially identified the following individuals as our special advisors.

Thomas Rogers has served as a special advisor since May 2005. Mr. Rogers has served on the board of directors of TiVo Inc., a digital video recording company, since September 2003 and has served as the vice chairman of the board since October 2004. On June 27, 2005, TiVo Inc. announced Mr. Rogers would be named its chief executive officer effective July 1, 2005. He has been the chairman of the board of Teleglobe, a global telecom, mobile telephony and voice over Internet protocol company, since November 2004. Mr. Rogers has been the chairman of TRget Media LLC, a media industry investment and operations advisory firm, since June 2003 and the senior operating executive for media and entertainment for Cerberus Capital Management, L.P. since January 2004. Mr. Rogers was chairman and chief executive officer of PRIMEDIA Inc., a targeted media company, from October 1999 to April 2003. From January 1987 to October 1999, Mr. Rogers worked for NBC, the television network, as president of NBC Cable and executive vice president of NBC. Mr. Rogers led the founding of CNBC, the business news channel and established the NBC/Microsoft cable channel, and Internet joint venture, MSNBC.

Ken Jacquin has served as a special advisor since June 2005. Mr. Jacquin has been the chief financial officer of Winder Farms, a home delivery business, since January 2005. From January 2000 through March 2004, Mr. Jacquin was employed by Deutsche Bank as a director in Equity Capital Markets. Between June 1995 and December 1999, Mr. Jacquin was an associate and then a vice president of the Media and Telecommunications Group at Banker’s Trust, formerly Alex Brown & Sons.

We may identify, from time to time, additional individuals to serve as special advisors if those individuals possess a level of experience within the technology, media and telecommunications sectors that we believe may be beneficial to us. We will not compensate individuals for service as special advisors, other than providing reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Code of Ethics

We have adopted a code of ethics that applies to directors, officers and employees. You may obtain a copy of the Company’s code, free of charge, by contacting our corporate secretary, Mr. Ilan M. Slasky, at 360 Madison Avenue, 21st Floor, New York, NY 10017. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Item 11. Executive Compensation

No executive officer, director or initial stockholder, nor any affiliate thereof, has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged, provided that no proceeds held in the trust account will be used to reimburse out-of-pocket expenses prior to a business combination. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. In addition, since the role of our current management and directors subsequent to a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to our current management and directors prior to or after a business combination by any target businesses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 1 2006, by:

•
each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Number of Shares	Percentage of Class(3)	Relationship to Us
Howard S. Balter	1,012,500	9.0%	Chairman and Chief Executive Officer
Ilan M. Slasky	1,012,500	9.0%	President, Secretary and Director
Lawrence J. Askowitz	45,000	*	Director
Dr. Shlomo Kalish	45,000	*	Director
Executive officers and directors as a group	2,115,000	18.8%
Sapling, LLC(1)(4) 535 Fifth Avenue 31st Floor New York, New York 10017	723,416	6.4%	Stockholder
Amaranth LLC(2)(5) One American Lane Greenwich, Connecticut 06831	1,109,000	9.9%	Stockholder
Satellite Asset Management, L.P.(6) 10 East 30th Street 21st Floor New York, NY 10022	803,100	7.1%	Stockholder

* Represents less than one percent.

(1)	Shares beneficially held as a group together with Fir Tree Recovery Master Fund, L.P.

(2)	Shares beneficially held as a group together with Amaranth Advisors L.L.C. and Nicholas M. Maounis.

(3)	Based on a total of 11,249,997 shares of the Company’s common stock issued and outstanding on June 1, 2006.

(4)	Based upon information contained in the Schedule 13G filed September 23, 2005, by Sapling, LLC and Fir Tree Recovery Master Fund, L.P.

(5)	Based upon information contained in the Schedule 13G/A filed January 30, 2006 by Amaranth LLC, Amaranth Advisors L.L.C. and Nicholas M. Maounis.

(6)	Based upon information contained in the Schedule 13G/A filed February 15, 2006, by Satellite Asset Management, L.P.

Item 13. Certain Relationships and Related Transactions

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
In light of Messrs. Balter’s and Slasky’s prior involvement with Innovation Interactive, LLC and our objective of effecting a business combination with one or more operating businesses in the technology, media or telecommunications industries, we may determine to enter into a business combination with Innovation Interactive, LLC.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•
Since our directors own shares of our common stock that will be subject to lock-up agreements restricting their sale until six months after a business combination is successfully completed, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner.

•
In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to other entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earlier of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any fiduciary obligation arising from a relationship established prior to the establishment of a fiduciary relationship with us.

The initial stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following that offering. In addition, in connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following our initial public offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquired shares during or after our initial public offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders.

Item 14. Principal Accountant Fees and Services

Eisner LLP (“Eisner”) is exclusively responsible for the opinion rendered in connection with its examination.

	For the Period April 7, 2005 (Inception) through March 31, 2006	Fiscal Year Ended March 31, 2005
Audit Fees	$35,000	N/A
Audit-Related Fees	—	N/A
Tax Fees	—	N/A
All Other Fees	—	N/A
Total Fees:	$35,000	N/A

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Eisner in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Eisner to audit our consolidated financial statements for the period April 7, 2005 (date of inception) through March 31, 2006, we may retain Eisner to provide advisory services and due diligence work in connection with prospective business combinations to us in our 2006 fiscal year. We understand the need for Eisner to maintain objectivity and independence in its audit of our financial statements.

PART IV

Item 15. Exhibit and, Financial Statement Schedules

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation *
3.2	By-laws **
4.1	Specimen Unit Certificate ***
4.2	Specimen Common Stock Certificate **
4.3	Specimen Warrant Certificate ***
4.4	Form of Warrant Agreement entered into by and between Continental Stock Transfer & Trust Company and the Registrant *
4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *
10.1	Form of Letter Agreement entered into by and between the Registrant and each of the initial stockholders ***
10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the initial stockholders ***
10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the initial stockholders ***
10.5	Form of Investment Management Trust Agreement entered into by and between Continental Stock Transfer & Trust Company and the Registrant *
10.6	Promissory Note issued by the Registrant to Howard S. Balter **
10.7	Promissory Note issued by the Registrant to Ilan M. Slasky **
10.8	Form of Registration Rights Agreement entered into by and among the Registrant and each of the initial stockholders ***
10.9	Form of Warrant Purchase Agreement entered into by and between the Registrant and Howard S. Balter and Ilan M. Slasky *
14.1	Code of Ethics ****
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter
________
*	Previously filed in connection with amendment no. 5 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on August 24, 2005.

**	Previously filed in connection with Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on April 18, 2005.

***	Previously filed in connection with amendment no. 1 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on June 30, 2005.

****	Previously filed in connection with amendment no. 2 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on August 8, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2006	AD.VENTURE PARTNERS, INC. /s/ Howard S. Balter Howard S. Balter Chief Executive Officer

POWER OF ATTORNEY

Know All Persons by these Presents, that each person whose signature appears below constitutes and appoints Howard S. Balter and Ilan M. Slasky , and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: June 29, 2006	/s/ Howard S. Balter Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2006	/s/ Ilan M. Slasky Ilan M. Slasky President, Secretary and Director (Principal Financial and Accounting Officer
Date: June 29, 2006	/s/ Lawrence J. Askowitz Lawrence J. Askowitz Director
Date: June 29, 2006	/s/ Dr. Shlomo Kalish Dr. Shlomo Kalish Director