Form 10-Q
period 2006-06-30
Ad.Venture Partners, Inc.
filed 2006-08-21
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51456

AD.VENTURE PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2650200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Madison Avenue, 21st Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 703-7241
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒   No ☐

As of August 21, 2006, 11,249,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

AD.VENTURE PARTNERS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	March 31, 2006
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$352,189	$579,029
Prepaid expenses	52,873	72,488
Total current assets	$405,062	$651,517

Investments held in Trust Account	51,496,984	51,108,343
Fixed assets, net of accumulated depreciation	3,808	4,062

Total assets	$51,905,854	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$57,268	$90,310
Taxes payable	64,000	116,000
Derivative liabilities	7,221,032	11,878,143
Total current liabilities	$7,342,300	$12,084,453

Common stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,298,245	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $.0001 par value, 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	33,947,234	33,947,234
Retained earnings, net income	316,950	(4,462,208)
Total stockholders’ equity	34,265,309	29,486,151
Total liabilities and stockholders’ equity	$51,905,854	$51,763,922

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2006	April 7, 2005 (Date of Inception) Through June 30, 2005	April 7, 2005 (Date of Inception) Through June 30, 2006 (Restated)

Operating costs	$(101,567)	$(1,119)	$(317,660)
Loss from operations	(101,567)	(1,119)	(317,660)
Gain (loss) from derivative liabilities	4,657,111	—	(94,748)
Other income—interest	392,541	310	1,132,643
Income before provision for income taxes	4,948,085	(809)	720,235
Provision for income taxes	(64,000)	—	(180,000)
Net income	$4,884,085	$(809)	$540,235
Weighted average number of shares outstanding—basic	11,249,997	—	—
Net income per share—basic	$0.43	—	—
Weighted average number of shares outstanding—diluted	12,945,649	—	—
Net income per share—diluted	$0.03	—	—
		—
Pro Forma Adjustment:		—
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(104,927)	—	$(223,285)
Pro forma net income attributable to common stockholders not subject to possible redemption	$4,779,158	—	$316,950
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	9,450,897	—	—
Pro forma net income per share, excluding shares subject to possible redemption—basic	$0.51	—	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	11,146,549	—	—
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.03	—	—

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2006	April 7, 2005 (Date of Inception) Through June 30, 2005	April 7, 2005 (Date of Inception) Inception Through June 30, 2006 (Restated)
Cash flows from operating activities:
Net income	$4,884,085	$(809)	$540,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	254	—	1,269
Derivative liabilities	(4,657,111)	—	94,748
Changes in operating assets and liabilities		—
Prepaid expenses	19,615	70,000	(52,873)
Accrued expenses	(33,042)		57,268
Accrued interest payable		(70,000)
Taxes payable	(52,000)		64,000
Notes payable to stockholder		87,018
Net cash provided by operating activities	161,801	86,209	704,647
Cash flows from investing activities:
Investments held in Trust Account	(388,641)	—	(51,496,984)
Purchase of property and equipment		—	(5,077)
Net cash used in investing activities	(388,641)	—	(51,502,061)
Cash flows from financing activities:
Issuance of stock	—	—	51,148,503
Proceeds from notes payable to stockholder	—	—	150,000
Repayment of note payable to stockholder	—	—	(150,000)
Proceeds from sale of common stock to founders	—	(9,375)	1,000
Proceeds from issuance of representative’s option	—	—	100
Net cash provided by financing activities	—	(9,375)	51,149,603
Net increase in cash and cash equivalents	(226,840)	76,834	352,189
Cash and cash equivalents—beginning of period	579,029	—	—
Cash and cash equivalents—end of period	$352,189	$76,834	$352,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization And Business Operations

Ad.Venture Partners, Inc. (the "Company") was incorporated in Delaware on April 7, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination (the “Business Combination”) of one or more operating business in the technology, media or telecommunications industries. The Company has not generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected March 31 as its fiscal year end.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 was placed in a trust account (“Trust Account”) and invested in municipal money market funds until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C)).

Note B—Summary Of Significant Accounting Policies

[1]	Cash and cash equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]
Investments held in Trust Account:

At June 30, 2006, the investments held in the Trust Account consist of tax-exempt municipal money market funds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

[3]
Accounting for Warrants and Derivative Instruments

Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. In accordance with EITF 00-19, the Company determined that the warrants issued in connection with the Offering should be classified as a derivative liability due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended. To address this issue, the warrant agreement requires that the Company file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event there is no effective registration statement covering the issuance of shares underlying the warrants. Under EITF 00-19, the registration of the common stock underlying the warrants is not within the Company's control. In addition, under EITF 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.

Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) from derivative liabilities.” The price for the warrants is quoted on the Over the Counter Bulletin Board, consequently, the fair value of these warrants is estimated as the market price of a warrant at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations.

As described in Note C below, in connection with the Offering, the Company sold to the underwriters an option to purchase 450,000 units, each of which consists of one share of common stock and two warrants that are identical to the Company’s public warrants except for the exercise price. The Company has determined that this option is a derivative that also contains an embedded derivative, the 900,000 warrants included in the units issuable upon exercise of the option. The Company considers this option to be an equity instrument, as the underlying units do not need to be registered prior to delivery. However, the shares issued upon exercise of the warrants included in the underlying units do require registration.

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. Hence, the option to purchase 450,000 units and the warrants to purchase an additional 900,000 shares, the latter being the embedded derivative, are separately valued and accounted for on the Company’s balance sheet. As such, the option to purchase 450,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled. While the warrants are indexed to the Company’s common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement requires the Company to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

The Company performed a valuation of the option to purchase 450,000 units, and then allocated its fair value to its two components, the underlying 450,000 units and the embedded warrant to purchase an additional 900,000 shares. The fair value of the unit purchase option at August 31, 2005 was calculated, using the Black Scholes pricing model, at $1,873,367, or $4.16 per unit, using an expected, life of five years, volatility of 92.5% and a risk free interest rate of 3.87%. Because the Company has not consummated the Business Combination, management derived the volatility estimate based on the average five-year historical stock prices for a representative sample of 20 technology, media and telecommunications companies with market capitalizations below $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a Business Combination. Although an expected life of five years was used in this calculation, if the Company does not consummate a Business Combination within the prescribed time period and the Company liquidates, the option will become worthless.

As of June 30, 2006, the Company allocated $1,422,784 to the purchase option of 450,000 shares and $201,032 to the embedded warrants.

The Company has determined the fair values of the option and the embedded warrants subsequent to the initial valuation thereof using the Black Scholes pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. As of June 30, 2006, the volatility for the calculation of the embedded derivatives was approximated at 76.5%, and this volatility rate will likely change in the future.

[4]
Earnings per common share:

Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of shares outstanding adjusted per the incremental shares attributed to outstanding options to purchase common stock.

[5]
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

[6]
Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $135,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2006.

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

Note F—Common Stock Reserved for Issuance

At June 30, 2006, 18,900,000 shares of stock were reserved for issuance upon exercise of redeemable warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of  activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,”  “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission  filings. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2006, we had net income of approximately $4,884,085, consisting primarily of interest income of $392,541 related to the cash held in our trust account and gain on derivative liabilities of $4,657,111.

For the period from April 7, 2005 (inception) through June 30, 2006, we had net income of approximately $540,235, primarily as a result of interest income of $1,132,643 related to the cash held in our trust account and loss on derivative liabilities of $94,748.

LIQUIDITY AND CAPITAL RESOURCES

On August 31, 2005, we consummated our initial public offering of 9,000,000 units.  Each unit consists of one share of common stock and two warrants.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.  Our common stock and warrants started trading separately as of October 10, 2005. The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $650,000, and an underwriting discount of approximately $2,160,000, were approximately $51,190,000. Of this amount, $50,380,000 was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of June 30, 2006, we had approximately $51,496,984 of proceeds available for such uses. In addition, at June 30, 2006, we had $352,189 in cash available to fund the expenses of consummating a merger. We expect we may need to either defer expenses until the consummation of a business combination or obtain additional funds to fund such expenses.

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

As of June 30, 2006, the proceeds in the trust account were invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or tax-exempt municipal bonds.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.

Contractual Obligations

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2006.

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

AD.VENTURE PARTNERS, INC.

Date: August 21, 2006	By:	/s/ Howard S. Balter
Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ilan M. Slasky
Ilan M. Slasky President and Secretary (Principal Financial and Accounting Officer)