Form 10-K/A
period 2006-03-31
Ad.Venture Partners, Inc.
filed 2006-08-29
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

As of June 28, 2006, 11,249,997 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

		PAGE

PART I		1

Item 1.	Business	2

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II		20

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 8.	Financial Statements and Supplementary Data	30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	42

Item 9A.	Controls and Procedures	42

Item 9B.	Other Information	42

PART III		43

Item 10.	Directors and Executive Officers of the Registrant	43

Item 11.	Executive Compensation	45

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46

Item 13.	Certain Relationships and Related Transactions	46

Item 14.	Principal Accountant Fees and Services	48

Item 15.	Exhibits and Financial Statement Schedules	49

SIGNATURES		51

-i-

Explanatory Note

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on June 29, 2006. In connection with the preparation of our Current Report on Form 10-Q for the quarter ended June 30, 2006, and after consulting with our independent registered accounting firm, Eisner LLP (“Eisner”), we determined, based on recent interpretations of the accounting for warrants under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), that the fair value of the warrants issued as part of the units sold in our initial public offering (the “public warrants”) and the warrants issuable upon the exercise of the unit purchase option (the “embedded warrants”) issued to the underwriters in our initial public offering should be reported as a derivative liability rather than as equity as has been our practice. We are filing this Form 10-K/A to restate our financial statements to reflect the classification of these warrants as derivative liabilities and the non-operating gains and losses relating to such classification. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations giving effect to the restated information, see “Restatement of Financial Statements” at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes B and C to our Financial Statements.

This Form 10-K/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1A. Risk Factors;

Part II — Item 6. Selected Financial Data;

Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Part II — Item 8. Financial Statements and Supplementary Data; and

Part III — Item 15. Exhibits and Financial Statement Schedules.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of June 29, 2006 (the original filing date of the Form 10-K), and does not reflect events occurring after the filing of our Form 10-K and does not modify or update those disclosures affected by subsequent events. Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

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

•
may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential in.

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

We may experience volatility in earnings due to how we are required to account for our public warrants and the embedded warrants.

Under EITF No. 00-19, the fair value of the public warrants and the embedded warrants must be reported as a derivative liability rather than equity due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended. To address this issue, the warrant agreement requires that we file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event that we do not maintain an effective registration statement covering the issuance of shares underlying the warrants. Under EITF No. 00-19, the registration of the common stock underlying the warrants is not within our control. In addition, under EITF No. 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded in our statement of operations. The potential settlement obligation will continue to be reported as a derivative liability until such time as the warrants are exercised, expire, or we are otherwise able to modify the warrant agreement. As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant liability at each reporting date.

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

Item 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K/A. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering.

SELECTED FINANCIAL DATA (As Restated)
Income Statement Data
For the Period April 7, 2005 (Inception) through March 31, 2006
Loss from operations	$(216,093)
Gain (loss) from derivative liabilities	(4,751,859)
Other income - interest	740,102
Income before provision for income taxes	(4,227,850)
Provision for income taxes	116,000
Net income	$(4,343,850)

Balance Sheet Data
March 31, 2006
Cash and cash equivalents	$579,029
Prepaid expenses	72,488
Total current assets	651,517
Investments held in Trust Account	51,108,343
Fixed assets, net of accumulated depreciation	4,062
Total assets	$51,763,922

Accrued expenses	$90,310
Taxes payable	116,000
Derivative liabilities	11,878,143
Total current liabilities	12,084,453
Common stock subject to possible redemption	10,193,318
Total stockholders’ equity	29,486,151
Total liabilities and stockholders’ equity	$51,763,922

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

We have determined it necessary to restate our financial statements contained within our Form 8-K dated September 6, 2005 for the period of April 1, 2005 (date of inception) to August 31, 2005, and this Form 10-K for the period from inception through March 31, 2006 to record the warrants issued as part of the units sold in our initial public offering and the warrants issuable upon the exercise of the unit purchase option issued to the underwriters in our initial public offering as derivative liabilities. We had previously issued financial statements which did not classify the fair value of the warrants as a derivative liability, and our previously filed financial statements should no longer be relied upon. Upon review, we have determined that the warrants should be reported as a derivative liability rather than as equity as has been our practice. The fair value of the warrants are now recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the period from inception through March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception through March 31, 2006 are summarized below:

Statement of Operations Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported	Adjustments	As Restated

Operating costs	$(216,093)	—	$(216,093)
Loss from operations	(216,093)	—	(216,093)
Gain (loss) from derivative liabilities	—	(4,751,859)	(4,751,859)
Other income--interest	740,102	—	740,102
Income before provision for income taxes	524,009	(4,751,859)	(4,227,850)
Provision for income taxes	(116,000)	—	(116,000)
Net income	$408,009	$(4,751,859)	$(4,343,850)
Weighted average number of shares outstanding--basic	7,696,020	—	7,696,020
Net income per share--basic	$0.05	—	$(0.56)
Weighted average number of shares outstanding--diluted	8,793,060	—	8,793,060
Net income per share--diluted	$0.05	—	$0.05

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)	—	$(118,358)
Pro forma net income attributable to common stockholders not subject to redemption	$289,651	$(4,751,859)	$(4,462,208)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	6,607,360	—	6,607,360
Pro forma net income per share, excluding shares subject to possible redemption—basic	$0.04	—	$(0.68)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	7,485,102	—	7,485,102
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.04	—	$0.04

Balance Sheet Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$579,029	—	$579,029
Prepaid expenses	72,488	—	72,488
Total current assets	651,517	—	651,517

Investments held in Trust Account	51,108,343	—	51,108,343
Fixed assets, net of accumulated depreciation	4,062	—	4,062

Total Assets	$51,763,922	—	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$90,310	—	$90,310
Taxes payable	116,000	—	116,000
Derivative liability	—	11,878,143	11,878,143
Total current liabilities	206,310	11,878,143	12,084,453

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5,60 per share	10,193,318	—	10,193,318

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,249,997 issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125
Additional paid-in capital	41,073,518	(7,126,284)	33,947,234
Deficit accumulated during the development stage	289,651	(4,751,859)	(4,462,208)
Total stockholders’ equity	41,364,294	(11,878,143)	29,486,151
Total liabilities and stockholders’ equity	$51,763,922	—	$51,763,922

Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K/A gives effect to the restatements.

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

For the period April 7, 2005 (date of inception) through March 31, 2006, we paid or incurred an aggregate of approximately $1,115,500 in expenses for the following purposes:

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

Accounting for Warrants and Derivative Instruments

Emerging Issues Task Force issue EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. In accordance with EITF 00-19, we determined that the warrants issued in connection with our initial public offering should be classified as a derivative liability due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended. To address this issue, the warrant agreement requires that we file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event there is no effective registration statement covering the issuance of shares underlying the warrants. Under EITF 00-19, the registration of the common stock underlying the warrants is not within our control. In addition, under EITF 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.

Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants is shown on our balance sheet and the unrealized changes in the values of these derivatives are shown in our consolidated statement of operations as “Gain (loss) from derivative liabilities.” The price for the warrants is quoted on the Over the Counter Bulletin Board, consequently, the fair value of these warrants is estimated as the market price of a warrant at the end of each period. To the extent that the market price increases or decreases, our derivative liability will also increase or decrease, impacting our consolidated statement of operations.

In connection with our initial public offering, we sold to the underwriters an option to purchase 450,000 units, each of which consists of one share of common stock and two warrants that are identical to our public warrants except for the exercise price. We have determined that this option is a derivative that also contains an embedded derivative, the 900,000 warrants included in the units issuable upon exercise of the option. We consider this option to be an equity instrument, as the underlying units do not need to be registered prior to delivery. However, the shares issued upon exercise of the warrants included in the underlying units do require registration.

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. Hence, the option to purchase 450,000 units and the warrants to purchase an additional 900,000 shares, the latter being the embedded derivative, are separately valued and accounted for on our balance sheet. As such, the option to purchase 450,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled. While the warrants are indexed to our common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement requires us to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

We performed a valuation of the option to purchase 450,000 units, and then allocated its fair value to its two components, the underlying 450,000 units and the embedded warrant to purchase an additional 900,000 shares. The fair value of the unit purchase option at August 31, 2005 was calculated, using the Black Scholes pricing model, at $1,873,367, or $4.16 per unit, using an expected life of five years, volatility of 92.5% and a risk free interest rate of 3.87%. We allocated $1,634,438 to the purchase option of 450,000 shares and $238,929 to the warrants to purchase an additional 900,000 shares, according to their respective values. Because we have not consummated the Business Combination, we derived the volatility estimate based on the average five-year historical stock prices for a representative sample of 20 technology, media and telecommunications companies with market capitalizations below $500 million, which we believe is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a business combination. Although an expected life of five years was used in this calculation, if we do not consummate a business combination within the prescribed time period and we liquidate, the option will become worthless.

We have determined the fair values of the option and the embedded warrants subsequent to the initial valuation thereof using the Black Scholes pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. We continue to base our volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. As of March 31, 2006, the volatility for the calculation of the embedded derivatives was approximated at 79.8%, and this volatility rate will likely change in the future.

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

As of March 31, 2006, approximately $51,108,343 was held in trust for the purposes of consummating a business combination. As of March 31, 2006, the proceeds held in trust have been invested in a Smith Barney Municipal Market Fund, Class Y. The average rating in the portfolio is MIG 1. As of March 31, 2006, the effective annualized interest rate payable on our investment was approximately 2.67%. In addition, we have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes has been minimal.

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

We have audited the accompanying balance sheet of Ad.Venture Partners, Inc. (a development stage company) (the “company”) as of March 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from April 7, 2005 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note C to the accompanying financial statements, the Company has restated its financial statements as of and for the year ended March 31, 2006 to reflect additional non-operating gains and losses and the classification of warrants to purchase common stock associated with the units sold at the initial public offering of the Company and warrants to purchase common stock embedded in a purchase option issued to the underwriters in connection with the initial public offering as derivative liabilities.

/s/ Eisner LLP

New York, New York
June 24, 2006, except for Notes B and C, for which the date is August 18, 2006

AD.VENTURE PARTNERS, INC.
(a development stage company)

BALANCE SHEET

March 31, 2006 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$579,029
Prepaid expenses	72,488
Total current assets	651,517

Investments held in Trust Account	51,108,343
Fixed assets, net of accumulated depreciation	4,062

Total assets	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$90,310
Taxes payable	116,000
Derivative liabilities	11,878,143
Total current liabilities	12,084,453

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,193,318

STOCKHOLDERS’ EQUITY
Common stock—$.0001 par value; 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0
Additional paid-in capital	33,947,234
Retained earnings (Deficit)	(4,462,208)
Total stockholders’ equity	29,486,151
Total liabilities and stockholders’ equity	$51,763,922

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF OPERATIONS

April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
Operating costs	$(216,093)
Loss from operations	(216,093)
Gain (loss) from derivative liabilities	(4,751,859)
Other income—interest	740,102
Income before provision for income taxes	(4,227,850)
Provision for income taxes	(116,000)
Net income	$(4,343,850)
Weighted average number of shares outstanding—basic	7,696,020
Net income per share—basic	$(0.56)
Weighted average number of shares outstanding—diluted	8,793,060
Net income per share—diluted	$0.05

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)
Pro forma net income attributable to common stockholders not subject to redemption	$(4,462,208)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	6,607,360
Pro forma net income per share, excluding shares subject to possible redemption—basic	$(0.68)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	7,704,400
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.04

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

As Restated

	Common Stock		Additional Paid-	Retained Earnings
	Shares	Amount	In Capital	(Deficit)	Total
Balance—April 7, 2005 (date of inception)	—	$—	$—	$—	$—
Contributions from initial stockholders	2,249,997	225	775	—	1,000
Sale of 9,000,000 units and representative’s option, net of underwriters’ discount and offering expenses	9,000,000	900	51,147,703	—	51,148,603
Net proceeds subject to possible redemption of 1,799,100 shares	—	—	(10,074,960)	—	(10,074,960)
Reclassification to derivative liabilities (warrants) to part of proceeds from the sale of the warrants and the embedded warrants	—	—	(7,126,284)	—	(7,126,284)
Change in accretion of Trust Account relating to common stock subject to possible redemption, net of tax	—	—	—	(118,358)	(118,358)
Net income	—	—	—	(4,343,850)	(4,343,850)
Balance—March 31, 2006 (as restated)	11,249,997	$1,125	$33,947,234	$(4,462,208)	$29,486,151

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF CASH FLOWS

April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
Cash flows from operating activities:
Net income	$(4,343,850)
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative liabilities	4,751,859
Depreciation	1,015
Changes in operating assets and liabilities:
Prepaid expenses	(72,488)
Accrued expenses	90,310
Taxes payable	116,000
Net cash provided by operating activities	542,846
Cash flows from investing activities:
Cash held in Trust Account	(51,108,343)
Purchases of property and equipment	(5,077)
Net cash used in investing activities	(51,113,420)
Cash flows from financing activities:
Issuance of stock	51,148,503
Proceeds from notes payable to stockholder	150,000
Repayment of note payable to stockholder	(150,000)
Proceeds from sale of common stock to founders	1,000
Proceeds from issuance of representative’s option	100
Net cash provided by financing activities	51,149,603
Net increase in cash and cash equivalents	579,029
Cash and cash equivalents—beginning of period	—
Cash and cash equivalents—end of period	$579,029

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

Emerging Issues Task Force issue EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF 00-19”) requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. In accordance with EITF 00-19, the Company determined that the warrants issued in connection with the Offering should be classified as a derivative liability due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended. To address this issue, the warrant agreement requires that the Company file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event there is no effective registration statement covering the issuance of shares underlying the warrants. Under EITF 00-19, the registration of the common stock underlying the warrants is not within the Company's control. In addition, under EITF 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.

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

The Company performed a valuation of the option to purchase 450,000 units, and then allocated the fair value to its two components, the underlying 450,000 units and the warrants to purchase an additional 900,000 shares. The fair value of the unit purchase option at August 31, 2005 was calculated, using the Black Scholes pricing model, at $1,873,367, or $4.16 per unit, using an expected life of five years, volatility of 92.5% and a risk free interest rate of 3.87%. The Company allocated $1,634,438 to the purchase option of 450,000 shares and $238,929 to the warrants to purchase an additional 900,000 shares, according to their respective fair values. Because the Company has not consummated the Business Combination, management derived the volatility estimate based on the average five-year historical stock prices for a representative sample of 20 technology, media and telecommunications companies with market capitalizations below $500 million, which management believes is a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of a Business Combination. Although an expected life of five years was used in this calculation, if the Company does not consummate a Business Combination within the prescribed time period and the Company liquidates, the option will become worthless.

[4]
The Company has determined the fair values of the option and the embedded warrants subsequent to the initial valuation thereof using the Black Scholes pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. As of March 31, 2006, the volatility for the calculation of the embedded derivatives was approximated at 79.8%, and this volatility rate will likely change in the future.

[5]	Earnings per common share:

Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of shares outstanding adjusted per the incremental shares attributed to outstanding options to purchase common stock.

[6]	Use of estimates:

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

[7]	Income taxes:

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

NOTE C — RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND DERIVATIVE LIABILITY

The Company has determined it necessary to restate its financial statements contained within the Company's Form 10-K for the period from inception through March 31, 2006 to record the warrants as derivative liabilities. The Company had previously issued financial statements which did not classify the fair value of the warrants as a derivative liability, and the Company’s previously filed financial statements should no longer be relied upon. The Company, upon review, has determined that the warrants should be reported as a derivative liability rather than as equity as has been the Company’s practice. The fair value of the warrants are now recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity. For more information on the valuation of the warrants and allocation of their fair value, see Note B, [3], “Accounting for Warrants and Derivative Instruments.”

The accompanying financial statements for the period from inception through March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception through March 31, 2006 are summarized below:

Statement of Operations Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported	Adjustments	As Restated

Operating costs	$(216,093)	—	$(216,093)
Loss from operations	(216,093)	—	(216,093)
Gain (loss) from derivative liabilities		(4,751,859)	(4,751,859)
Other income--interest	740,102	—	740,102
Income before provision for income taxes	524,009	(4,751,859)	(4,227,850)
Provision for income taxes	(116,000)	—	(116,000)
Net income	$408,009	$(4,751,859)	$(4,343,850)
Weighted average number of shares outstanding--basic	7,696,020	—	7,696,020
Net income per share--basic	$0.05	—	$(0.56)
Weighted average number of shares outstanding--diluted	8,793,060	—	8,793,060
Net income per share--diluted	$0.05	—	$0.05

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $14,857)	$(118,358)	—	$(118,358)
Pro forma net income attributable to common stockholders not subject to redemption	$289,651	$(4,751,859)	$(4,462,208)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	6,607,360	—	6,607,360
Pro forma net income per share, excluding shares subject to possible redemption—basic	$0.04	—	$(0.68)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	7,485,102	—	7,704,400
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.04	—	$0.04

Balance Sheet Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$579,029	—	$579,029
Prepaid expenses	72,488	—	72,488
Total current assets	651,517	—	651,517

Investments held in Trust Account	51,108,343	—	51,108,343
Fixed assets, net of accumulated depreciation	4,062	—	4,062

Total Assets	$51,763,922	—	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$90,310	—	$90,310
Taxes payable	116,000	—	116,000
Derivative liability	—	11,878,143	11,878,143
Total current liabilities	206,310	11,878,143	12,084,453

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5,60 per share	10,193,318	—	10,193,318

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,249,997 issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125
Additional paid-in capital	41,073,518	(7,126,284)	33,947,234
Deficit accumulated during the development stage	289,651	(4,751,859)	(4,462,208)
Total stockholders’ equity	41,364,294	(11,878,143)	29,486,151
Total liabilities and stockholders’ equity	$51,763,922	—	$51,763,922

NOTE D—PUBLIC OFFERING

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

NOTE E—NOTES PAYABLE TO STOCKHOLDER

The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

NOTE F—RELATED PARTY TRANSACTION

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

NOTE G—COMMON STOCK RESERVED FOR ISSUANCE

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

Committee of the Board of Directors

Our Board of Directors has established an Audit Committee, which reports to the Board of Directors. Mr. Askowitz and Dr. Kalish serve as members of our Audit Committee. Our Board of Directors has determined that it does not have an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. In light of our limited operations at this time, our Board of Directors has determined that it will postpone any decision on whether to search for an audit committee financial expert until we can more accurately ascertain our future business operations.

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

●
each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

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

●
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

●
In light of Messrs. Balter’s and Slasky’s prior involvement with Innovation Interactive, LLC and our objective of effecting a business combination with one or more operating businesses in the technology, media or telecommunications industries, we may determine to enter into a business combination with Innovation Interactive, LLC.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

●
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

●
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

●
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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

1.  Financial Statements:

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation *
3.2	By-laws **
4.1	Specimen Unit Certificate ***
4.2	Specimen Common Stock Certificate **
4.3	Specimen Warrant Certificate ***
4.4	Form of Warrant Agreement entered into by and between Continental Stock Transfer & Trust Company and the Registrant *
4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *
10.1	Form of Letter Agreement entered into by and between the Registrant and each of the initial stockholders ***
10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the initial stockholders ***
10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the initial stockholders ***
10.5	Form of Investment Management Trust Agreement entered into by and between Continental Stock Transfer & Trust Company and the Registrant *
10.6	Promissory Note issued by the Registrant to Howard S. Balter **
10.7	Promissory Note issued by the Registrant to Ilan M. Slasky **
10.8	Form of Registration Rights Agreement entered into by and among the Registrant and each of the initial stockholders ***
10.9	Form of Warrant Purchase Agreement entered into by and between the Registrant and Howard S. Balter and Ilan M. Slasky *
14.1	Code of Ethics ****
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter *****

*	Previously filed in connection with amendment no. 5 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on August 24, 2005.

**	Previously filed in connection with Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on April 18, 2005.

***	Previously filed in connection with amendment no. 1 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on June 30, 2005.

****	Previously filed in connection with amendment no. 2 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on August 8, 2005.

*****	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AD.VENTURE PARTNERS, INC.

Date: August 29, 2006	/s/ HOWARD S. BALTER
Howard S. Balter Chief Executive Officer

Date: August 29, 2006	*
Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2006	*
Ilan M. Slasky President, Secretary and Director (Principal Financial and Accounting Officer

Date: August 29, 2006	*
Lawrence J. Askowitz Director

Date: August 29, 2006	*
Dr. Shlomo Kalish Director

Date: August 29, 2006	/s/ HOWARD S. BALTER
Howard S. Balter *Pursuant to Power of Attorney filed with the Annual Report on Form 10-K on June 29, 2006