Form 10-Q
period 2006-09-30
Ad.Venture Partners, Inc.
filed 2006-11-14
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 13, 2006, 11,249,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

AD.VENTURE PARTNERS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	March 31, 2006 (As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$149,076	$579,029
Prepaid expenses	31,721	72,488
Total current assets	$180,797	$651,517

Investments held in Trust Account	51,893,803	51,108,343
Fixed assets, net of accumulated depreciation	3,554	4,062

Total assets	$52,078,154	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$111,661	$90,310
Taxes payable	14,000	116,000
Derivative liabilities	7,914,887	13,393,035
Total current liabilities	$8,040,548	$13,599,345

Common stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,378,012	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $.0001 par value, 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	32,343,046	32,343,046
Retained earnings/ (deficit) accumulated during the development stage	1,315,423	(4,372,912)
Total stockholders’ equity	33,659,594	27,971,259
Total liabilities and stockholders’ equity	$52,078,154	$51,763,922

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005 (As Restated)	Six Months Ended September 30, 2006	April 7, 2005 (Date of Inception) Through September 30, 2005 (As Restated)	April 7, 2005 (Date of Inception) Through September 30, 2006

Operating costs	$(166,126)	$(20,199)	$(267,693)	$(21,199)	(481,486)
Loss from operations	(166,126)	(20,199)	(267,693)	(21,199)	(481,486)
Gain (loss) from change in value of derivative liabilities	701,714	604,499	5,478,147	604,499	815,584
Other income—interest	399,034	74	791,575	74	1,529,377
Income before provision for income taxes	934,622	584,374	6,002,029	583,374	1,863,475
Provision for income taxes	(65,000)	-	(129,000)	-	(245,000)
Net income	$869,622	$584,374	$5,873,029	$583,374	$1,618,475
Weighted average number of shares outstanding—basic	11,249,997	5,282,606	11,249,997	3,891,173	-
Net income per share—basic	$0.08	$0.11	$0.52	$0.15	-
Weighted average number of shares outstanding—diluted	12,916,059	5,282,606	12,916,059	3,891,173	-
Net income per share—diluted	$0.03	$0.11	$0.06	$0.15	-

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(79,767)	$-	$(184,694)	$-	-
Pro forma net income attributable to common stockholders not subject to possible redemption	$789,855	$584,374	$5,688,335	$583,374	-
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	9,450,897	4,676,387	9,450,897	3,563,102	-
Pro forma net income per share, excluding shares subject to possible redemption—basic	$0.08	$0.12	$0.60	$0.16	-
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	11,116,959	4,676,387	11,116,959	3,563,102	-
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.02	$0.12	$0.06	$0.16	-

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30, 2006	April 7, 2005 (Date of Inception) Through September 30, 2005 (As Restated)	April 7, 2005 (Date of Inception) Through September 30, 2006
Cash flows from operating activities:
Net income	$5,873,029	$583,374	$1,618,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	508	-	1,522
Gain/loss from change in value of derivative liabilities	(5,478,148)	(604,499)	(815,584)
Changes in operating assets and liabilities
Prepaid expenses	40,767	(109,838)	(31,721)
Accrued expenses	21,351	1,000	111,661
Taxes payable	(102,000)	-	14,000
Net cash provided by (used in) operating activities	355,507	(129,963)	898,353
Cash flows from investing activities:
Investments held in Trust Account	(785,460)	(50,380,000)	(51,893,803)
Purchase of property and equipment	-	-	(5,077)
Net cash used in investing activities	(785,460)	(50,380,000)	(51,898,880)
Cash flows from financing activities:
Issuance of stock	-	51,293,918	51,148,503
Proceeds from notes payable to stockholder	-	150,000	150,000
Repayment of note payable to stockholder	-	(150,000)	(150,000)
Proceeds from sale of common stock to founders	-	1,000	1000
Proceeds from issuance of representative’s option	-	100	100
Net cash provided by financing activities	-	51,295,018	51,149,603
Net increase in cash and cash equivalents	(429,953)	785,055	149,076
Cash and cash equivalents—beginning of period	579,029	-	-
Cash and cash equivalents—end of period	$149,076	$785,055	$149,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization And Business Operations

Ad.Venture Partners, Inc. (the “Company”) was incorporated in Delaware on April 7, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition or other similar business combination (the “Business Combination”) of one or more operating business in the technology, media or telecommunications industries. The Company has not generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected March 31 as its fiscal year end.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 was placed in a trust account (“Trust Account”) and invested in municipal money market funds until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the Company will be required to commence proceedings to dissolve, liquidate and distribute the proceeds held in the Trust Account to its public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note D)).

Note B—Summary Of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]	Investments held in Trust Account:

At September 30, 2006, the investments held in the Trust Account consist of tax-exempt municipal money market funds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

[3]	Accounting for Warrants and Derivative Instruments

Emerging Issues Task Force issue EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Offering (the “public warrants”) and the unit purchase option issued to the underwriters in connection with the Offering (further described in Note D below) should be classified as a derivative liability.

The classification of the warrants as a derivative liability is required under EITF No. 00-19 due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”). To address this issue, the warrant agreement requires that the Company file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event there is no effective registration statement covering the issuance of shares underlying the warrants. Under EITF No. 00-19, the registration of the common stock underlying the warrants is not within the Company's control. In addition, under EITF No. 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.

Similarly, the classification of the unit purchase option as a derivative liability (described in Note C below) is required under EITF No. 00-19 due to the absence in the unit purchase option of provisions addressing the exercise of the unit purchase option in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act. The classification of the unit purchase option as a derivative liability is required under EITF No. 00-19 because the registration of the units underlying the unit purchase option is not within the Company's control.

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on the Company’s balance sheet and the changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as Gain or (loss) from derivative liabilities. The Company determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account. It determined the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations. As of September 29, 2006, the closing sale price for the warrants was $0.36, resulting in a total warrant liability of $6,480,000.

The Company has determined the fair values of the unit purchase option at September 30, 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 3.9 years, volatility of 72% and a risk-free rate of 4.61%. Valuations derived from this model are subject to ongoing verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of September 29, 2006 adjusted by the percentage difference between the valuations obtained using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants.

[4]	Earnings per common share:

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the six months ended September 30, 2006, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares.

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

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $135,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2006.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Note C — Restatement and Reclassification of Previously Issued Financial Statements and Derivative Liabilities

On August 21, 2006, the Company filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that it determined, after consulting with its independent registered accounting firm, Eisner LLP, that, based on recent interpretations of the accounting for warrants under EITF No. 00-19, the fair value of the public warrants and the warrants issuable upon the exercise of the unit purchase option (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been our practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company's Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated our intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

On August 29, 2006, the Company filed Amendment No. 1 to the September 2005 Form 8-K (the “Prior Amended Form 8-K”) and Amendment No. 1 to the Form 10-K (the “Prior Amended Form 10-K”, and together with the Prior Amended Form 8-K, collectively, the “Prior Amended Filings”) with restated financial statements that classified that the fair value of the public warrants and the embedded warrants as derivative liabilities rather than as equity.

After the Company filed the Prior Amended Filings, as a result of comments received from and discussions with the staff of the SEC, the Company determined that the interpretation of EITF No. 00-19 would also require the unit purchase option to be classified as a derivative liability to be adjusted to fair value at each balance sheet date. As a result, on September 25, 2006, the Company filed an amendment to the August 2006 Form 8-K disclosing (i) the date on which it first concluded that the financial statements contained within the September 2005 Form 8-K and Form 10-K should no longer be relied upon; (ii) that, on September 19, 2006, the Company determined to further restate its financial statements to record the unit purchase option issued to the underwriters in our initial public offering as a liability; (iii) that, as a result of such determination, the Company would file further amendments to the September 2005 8-K and the Form 10-K, which amendments would restate the previously restated financial statements included in the Prior Amended Filings, (iv) that the previously restated financial statements contained in the Prior Amended Filings should no longer be relied upon, (v) that the financial statements contained within the Company’s Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006 (the “Forms 10-Q”) should no longer be relied upon; and (vi) that the Company would amend the Forms 10-Q to restate the financial statements contained therein.

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

The Company also sold to the representative of the underwriters for a purchase price of $100 an option to purchase up to a total of 450,000 units at a price of $7.50 per unit (the “unit purchase option”). The units issuable upon the exercise of the unit purchase option are identical to those offered in the prospectus, except that the exercise price of the warrants underlying the unit purchase option is $6.65. The unit purchase option is exercisable commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus and may be exercised on a cashless basis. The unit purchase option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period following the date of the prospectus. However, the unit purchase option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

The holders of the unit purchase option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the prospectus with respect to registration of the securities directly and indirectly issuable upon exercise of the unit purchase option. The exercise price and number of units issuable upon exercise of the unit purchase option may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the unit purchase option will not be adjusted for issuances at a price below its exercise price.

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

Note G—Common Stock Reserved for Issuance

At September 30, 2006, 18,900,000 shares of stock were reserved for issuance upon exercise of redeemable warrants.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2006, we had net income of approximately $870,000, consisting primarily of interest income of $399,034 related to the cash held in our trust account and gain on derivative liabilities of $701,714, as compared to a net income of $584,374 derived from interest earned on the cash held in our trust account and gain on derivative liabilities of $604,499 for the same period the previous year.

For the six months ended September 30, 2006, we had net income of approximately $5,873,000, derived from the gain on derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes, as compared to income of $583,374 derived primarily from formation and operating costs and gain on derivative liabilities of $604,499 for the period from April 7, 2005 (inception) through September 30, 2005.

For the period from April 7, 2005 (inception) through September 30, 2006, we had net income of approximately $1,618,000, derived from the gain on derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes.

LIQUIDITY AND CAPITAL RESOURCES

On August 31, 2005, we consummated our initial public offering of 9,000,000 units.  Each unit consists of one share of common stock and two warrants.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.  Our common stock and warrants started trading separately as of October 10, 2005. The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $650,000, and an underwriting discount of approximately $2,160,000, were approximately $51,190,000. Of this amount, $50,380,000 was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of September 30, 2006, we had approximately $51,894,000 of proceeds available for such uses. In addition, at September 30, 2006, we had $149,076 in cash available to fund the expenses of consummating a merger.

Since our initial public offering we have expended approximately $500,000 of the funds held outside of our trust account. In addition to amounts spent on legal and accounting due diligence on prospective acquisitions, we have spent significant amounts on legal and accounting fees related to our SEC reporting obligations as well as on continuing general and administrative expenses.

We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We do not have sufficient funds remaining outside of the trust account to fund legal, accounting and due diligence expenses in connection with a business combination or to fund our ordinary course operations through August 31, 2007. While we believe the cash available outside of the trust account should be sufficient to fund our ordinary course expenses through February 28, 2007, we will likely need to raise additional capital to pay for, or defer payment of all or a significant portion of, any expenses we may incur in connection with a business combination, We may not be able to obtain additional financing, and neither our management nor any of our existing stockholders is obligated to provide any additional financing (except as described below). If we do not have sufficient proceeds and cannot find additional financing, we may be required to commence proceedings to dissolve and liquidate prior to consummating a business combination. Until we enter into a business combination, the company expects to use its available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our SEC reporting obligations.

Howard S. Balter, our chairman of the board and chief executive officer, and Ilan M. Slasky, our president, secretary and director, have agreed pursuant to an agreement with us and Wedbush Morgan Securities Inc. that, if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims by any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts or obligations actually reduces the amount of funds in the trust account. However, we cannot assure you that Messrs. Balter and Slasky will be able to satisfy those obligations.

Following the consummation of the initial public offering, we cancelled the office service agreement with Innovation Interactive, LLC, which was an affiliate of Messrs. Balter and Slasky. Following cancellation of that arrangement, we relocated our office and entered into an informal agreement with an unrelated third party whereby we pay base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.

As of September 30, 2006, the proceeds in the trust account were invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or tax-exempt municipal bonds.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, based on a review of relevant accounting literature and comments received from and discussions with the staff of the SEC and in consultation with Eisner, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants and the unit purchase option as derivative liabilities. As a result of this determination, we have restated our financial statements for the period April 7, 2005 (inception) to August 31, 2005, the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006, and the period from April 7, 2005 (inception) to March 31, 2006. Management has determined that the failure to properly classify such derivative liabilities was not due to a deficiency in disclosure controls and procedures but rather the result of an interpretation of the requirements imposed by EITF No. 00-19.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management reached this conclusion despite its finding that our financial statements should be restated because the determination concerning the classification of the warrants and the unit purchase option involves complex area of accounting literature that is continuously evolving.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2006.

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

AD.VENTURE PARTNERS, INC.

Date: November 14, 2006	By:	/s/ Howard S. Balter
Howard S. Balter
Chairman and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ Ilan M. Slasky
Ilan M. Slasky
President and Secretary (Principal Financial and
Accounting Officer)