Form 10-Q/A
period 2005-12-31
Ad.Venture Partners, Inc.
filed 2007-01-12
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

(212) 682-5357
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

As of February 13, 2006, 11,249,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

AD.VENTURE PARTNERS, INC.

i

Explanatory Note

On August 21, 2006, Ad.Venture Partners, Inc. (the “Company”), filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that it determined, after consulting with its independent registered accounting firm, Eisner LLP, that, based on recent interpretations of the accounting for warrants under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the units sold in the Company’s initial public offering (the “public warrants”) and the warrants issuable upon the exercise of the unit purchase option issued to the underwriters in the initial public offering (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been the Company’s practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company's Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated the Company’s intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

On August 29, 2006, the Company filed Amendment No. 1 to the September 2005 Form 8-K and Amendment No. 1 to the Form 10-K (collectively, the “Prior Amended Filings”) with restated financial statements that classified that the fair value of the public warrants and the embedded warrants as derivative liabilities rather than as equity.

After the Company filed the Prior Amended Filings, as a result of comments received from and discussions with the staff of the Securities and Exchange Commission (the “SEC”), the Company determined that the interpretation of EITF No. 00-19 would also require the unit purchase option to be classified as a derivative liability to be adjusted to fair value at each balance sheet date. As a result, on September 25, 2006, the Company filed an amendment to the August 2006 Form 8-K disclosing (i) the date on which the Company first concluded that the financial statements contained within the September 2005 Form 8-K and Form 10-K should no longer be relied upon; (ii) that, on September 19, 2006, the Company determined to further restate its financial statements to record the unit purchase option issued to the underwriters in the Company’s initial public offering as a liability; (iii) that, as a result of such determination, the Company would file further amendments to the September 2005 8-K and the Form 10-K, which amendments would restate the previously restated financial statements included in the Prior Amended Filings, (iv) that the previously restated financial statements contained in the Prior Amended Filings should no longer be relied upon, (v) that the financial statements contained within the Company’s Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006 (the “Forms 10-Q”) should no longer be relied upon; and (vi) that the Company would amend the Forms 10-Q to restate the financial statements contained therein.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q to restate our financial statements to record the warrants and the unit purchase option as derivative liabilities. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations giving effect to the restated information, see “Restatement of Financial Statements” at Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes B and C to our Financial Statements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I — Item 4. Controls and Procedures; and

Part II — Item 6. Exhibits and Financial Statement Schedules.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the entire Form 10-Q which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-Q. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of February 14, 2006 (the original filing date of the Form 10-Q), and does not reflect events occurring after the filing of our Form 10-Q and does not modify or update those disclosures affected by subsequent events. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEETS

(As Restated)

	December 31, 2005 (unaudited)	September 30, 2005 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$614,405	$785,055
Cash held in trust account	50,779,664	50,380,000
Prepaid expenses	90,809	109,838
Total current assets	51,484,878	51,274,893

Fixed assets, net of accumulated depreciation	4,316	—
Total assets	$51,489,194	$51,274,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$26,623	$1,000
Accrued offering costs	—	145,000
Derivative liabilities	8,557,253	8,125,973
Total current liabilities	8,583,876	8,271,973

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,155,989	10,074,960
Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	32,343,046	32,343,461
Retained earnings	405,158	583,374
Total stockholders’ equity	32,749,329	32,927,960
Total liabilities and stockholders’ equity	$51,489,194	$51,274,893

See notes to consolidated financial statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(As Restated)

	Three Months Ended December 31, 2005 (unaudited)	April 7, 2005 (inception) to December 31, 2005 (unaudited)

Operating expenses	$(71,182)	$(92,381)
Loss from operations	(71,182)	(92,381)
Gain (loss) from derivative liabilities	(431,280)	173,219
Interest income, net	405,275	405,349
Net income (loss)	$(97,187)	$486,187
Adjustments: accretion of trust account relating to common stock subject to possible conversion	(81,029)	(81,029)
Net income (loss) attributable to common stockholders	$(178,216)	$405,158
Weighted average shares outstanding - basic	11,249,997	6,475,188
Net income (loss) per share	$(0.01)	$0.08
Weighted average of shares outstanding - diluted	11,249,997	6,928,363
Net income(loss) per share - diluted	$(0.01)	$0.06
Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption	—	—
Pro forma net income (loss) attributable to common stockholders not subject to possible redemption	(178,216)	405,158
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption - basic	9,450,897	5,630,572
Pro forma net income (loss) per share, excluding shares subject to possible redemption - basic	$(0.02)	$0.07
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption - diluted	9,450,897	6,083,747
Pro forma net income(loss) per share, excluding shares subject to possible redemption - diluted	$(0.02)	$0.06

See notes to consolidated financial statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
April 7, 2005 (inception) to December 31, 2005

(unaudited)

(As Restated)

Cash flows from operating activities
Net income	$486,187
Adjustments to reconcile net income to net cash provided by operations Gain from derivative liabilities	(173,219)
Depreciation	761
Changes in operating assets and liabilities
Prepaid expenses	(90,809)
Accrued expenses	26,623

Net cash provided by operating activities	249,543
Investing Activities
Purchases of property and equipment	(5,077)
Cash held in Trust Account	(50,779,664)
Net cash used in investing activities	(50,784,741)

Financing activities
Issuance of stock	51,148,503
Proceeds from sale of common stock to founders	1,000
Proceeds from issuance of representative’s option	100
Proceeds from notes payable to stockholders	150,000
Repayment of notes payable to stockholders	(150,000)

Net cash provided by financing activities	51,149,603

Net increase in cash	614,405

Cash, beginning of period	—

Cash, end of period	$614,405

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND BUSINESS OPERATIONS

Ad.Venture Partners, Inc. (the “Company”) was incorporated in Delaware on April 7, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) of one or more operating businesses in the technology, media or telecommunications industries. The Company has neither engaged in any operations nor generated revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected March 31 as its fiscal year end.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 was placed in a trust account (“Trust Account”) and invested in money market funds meeting conditions of the Investment Company Act of 1984 or securities issued and guaranteed by the United States until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

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

NOTE B —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]	Net income (loss) per common share:

Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the three months ended December 31, 2005, the diluted loss per share was identical to the basic loss per share because the warrants and unit purchase option were anti-dilutive as the elimination of a loss due to the increase in derivative liabilities was greater than the effect of an increase in the number of potential common shares. The dilutive impact of 965,300 shares from the 18,000,000 warrants outstanding with an exercise price of $5.00 per share were not included in the computation of earnings per share in the three months ended at December 31, 2005 since their inclusion would be anti-dilutive.

During the period from inception to December 31, 2005, the dilutive potential common shares of the unit purchase option were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of common shares.

[3]	Accounting for derivative instruments

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

The reclassification of the warrants as a derivative liability is required under EITF No. 00-19 due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”). To address this issue, the warrant agreement requires that the Company file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event there is no effective registration statement covering the issuance of shares underlying the warrants. Under EITF No. 00-19, the registration of the common stock underlying the warrants is not within the Company's control. In addition, under EITF No. 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.

Similarly, the reclassification of the unit purchase option (as described in Note D below) as a derivative liability is required under EITF No. 00-19 due to the absence in the unit purchase option of provisions addressing the exercise of the unit purchase option in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act. The reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 because the registration of the units underlying the unit purchase option is not within the Company's control.

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) from derivative liabilities.” The Company determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations. As of December 30, 2005, the closing sale price for the warrants was $0.38, resulting in a total warrant liability of $6,840,000.

The Company has determined the fair values of the unit purchase option at December 31, 2005 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 4.65 years, volatility of 84.3% and a risk-free rate of 4.36%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of December 30, 2006 adjusted by the percentage difference between the valuations obtained, using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants. We did not use the Black Scholes pricing model for the embedded warrants because the valuation obtained using that model did not correlate to the value of the public warrants.

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

NOTE C — RESTATEMENTAND RECLASSIFICATIONOF PREVIOUSLY ISSUED FINANCIAL STATEMENTSAND DERIVATIVE  LIABILITIES

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

The accompanying financial statements for the quarterly period ended December 31, 2005 and the period from April 7, 2005 (Date of Inception) through December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments to the financial statements relating to the classification of and accounting for the warrants and the unit purchase option for the quarterly period ended December 31, 2005 and the period from April 7, 2005 (Date of Inception) through December 31, 2005 are summarized below:

Statement of Operations Impact

	Quarterly Period Ended December 31, 2005 (unaudited)			April 7, 2005 (Date of Inception) Through December 31, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Operating expenses	$(71,182)	$—	$(71,182)	$(92,381)	$—	$(92,381)
Loss from operations	(71,182)	—	(71,182)	(92,381)	—	(92,381)
Gain (loss) from derivative liabilities	—	(431,280)	(431,280)	—	173,219	173,219
Interest income, net	313,924	91,351	405,275	405,349		405,349
Net income (loss)	$242,742	$(339,929)	$(97,187)	$312,968	$173,219	$486,187
Weighted average number of shares outstanding—basic	11,249,997	—	11,249,997	6,475,188	—	6,475,188
Net income(loss) per share - basic	$0.02	—	$(0.01)	$0.05	—	$0.08
Weighted average of shares outstanding - diluted	11,249,997	—	11,249,997	6,475,188	453,175	6,928,363
Net income (loss) per share - diluted	0.02	—	$(0.01)	0.05	—	$0.06
Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption	(62,753)	(18,276)	(81,029)	(81,029)	—	(81,029)
Pro forma net income (loss) attributable to common stockholders not subject to possible redemption	$179,989	$(358,205)	$(178,216)	$231,939	$173,219	$405,158
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption - basic	—	9,450,897	9,450,897	—	5,630,572	5,630,572
Pro forma net income (loss) per share, excluding shares subject to possible redemption - basic	—	—	$(0.02)	—	—	$0.07
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption - diluted	—	9,450,897	9,450,897	—	6,083,747	6,083,747
Pro forma net income (loss) per share, excluding shares subject to possible redemption - diluted	—	—	$(0.02)	—	—	$0.06

Balance Sheet Impact

	December 31, 2005 (unaudited)			September 31, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$614,405	—	$614,405	$785,055	—	$785,055
Cash held in trust account	50,779,664	—	50,779,664	50,380,000	—	50,380,000
Prepaid expenses	90,809	—	90,809	109,838	—	109,838
Total current assets	51,484,878	—	51,484,878	51,274,893	—	51,274,893

Fixed assets, net of accumulated depreciation	4,316	—	4,316	—	—	—
Total assets	$51,489,194	—	$51,489,194	$51,274,893	—	$51,274,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$26,623	—	$26,623	$1,000	—	$1,000
Accrued offering costs	—	—	—	145,000	—	145,000
Derivative liabilities	—	8,557,253	8,557,253	—	8,125,973	8,125,973
Total current liabilities	26,623	8,557,253	8,583,876	146,000	8,125,973	8,271,973

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,155,989	—	10,155,989	10,093,236	(18,276)	10,074,960
Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—	—	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125	1,125	—	1,125
Additional paid-in capital	41,073,518	(8,730,472)	32,343,046	41,073,933	(8,730,472)	32,343,461
Retained earnings (deficit)	231,939	173,219	405,158	(39,401)	622,775	583,374
Total stockholders’ equity	41,306,582	(8,557,253)	32,749,329	41,035,657	(8,125,973)	32,927,960
Total liabilities and stockholders’ equity	$51,489,194	—	$51,489,194	$51,274,893	—	$51,274,983

NOTE D — INITIAL PUBLIC OFFERING

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

NOTE E — NOTES PAYABLE TO STOCKHOLDERS

The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005.  The notes bear interest at a rate of 4% per year.  The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

NOTE F — RELATED PARTY TRANSACTION

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

Restatement of Financial Statements

On August 21, 2006, we filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that we determined, after consulting with its independent registered accounting firm, Eisner LLP, that, based on recent interpretations of the accounting for warrants under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the units sold in our initial public offering (the “public warrants”) and the warrants issuable upon the exercise of the unit purchase option issued to the underwriters in our initial public offering (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been our practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company's Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated our intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

On August 29, 2006, we filed Amendment No. 1 to the September 2005 Form 8-K and Amendment No. 1 to the Form 10-K (collectively, the “Prior Amended Filings”) with restated financial statements that classified that the fair value of the public warrants and the embedded warrants as derivative liabilities rather than as equity.

After we filed the Prior Amended Filings, as a result of comments received from and discussions with the staff of the SEC, we determined that the interpretation of EITF No. 00-19 would also require the unit purchase option to be classified as a derivative liability to be adjusted to fair value at each balance sheet date. As a result, on September 25, 2006, we filed an amendment to the August 2006 Form 8-K disclosing (i) the date on which we first concluded that the financial statements contained within the September 2005 Form 8-K and Form 10-K should no longer be relied upon; (ii) that, on September 19, 2006, we determined to further restate its financial statements to record the unit purchase option issued to the underwriters in our initial public offering as a liability; (iii) that, as a result of such determination, we would file further amendments to the September 2005 8-K and the Form 10-K, which amendments would restate the previously restated financial statements included in the Prior Amended Filings, (iv) that the previously restated financial statements contained in the Prior Amended Filings should no longer be relied upon, (v) that the financial statements contained within our Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006 (the “Forms 10-Q”) should no longer be relied upon; and (vi) that we would amend the Forms 10-Q to restate the financial statements contained therein.

The accompanying financial statements for the quarterly period ended December 31, 2005 and the period from April 7, 2005 (Date of Inception) through December 31, 2005 have been restated to effect the changes described above. The impact of the adjustments to the financial statements relating to the classification of and accounting for the warrants and the unit purchase option for the quarterly period ended December 31, 2005 and the period from April 7, 2005 (Date of Inception) through December 31, 2005 are summarized below:

Statement of Operations Impact

	Quarterly Period Ended December 31, 2005 (unaudited)			April 7, 2005 (Date of Inception) Through December 31, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Operating expenses	$(71,182)	$—	$(71,182)	$(92,381)	$—	$(92,381)
Loss from operations	(71,182)	—	(71,182)	(92,381)	—	(92,381)
Gain (loss) from derivative liabilities	—	(431,280)	(431,280)	—	173,219	173,219
Interest income, net	313,924	91,351	405,275	405,349		405,349
Net income (loss)	$242,742	$(339,929)	$(97,187)	$312,968	$173,219	$486,187
Weighted average number of shares outstanding--basic	11,249,997	—	11,249,997	6,475,188	—	6,475,188
Net income (loss) per share - basic	$0.02	—	$(0.01)	$0.05	—	$.08
Weighted average of shares outstanding - diluted	11,249,997	—	11,249,997	6,475,188	453,175	6,928,363
Net income (loss) per share - diluted	0.02	—	$(0.01)	0.05	—	$0.06
Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption	(62,753)	(18,276)	(81,029)	(81,029)	—	(81,029)
Pro forma net income (loss) attributable to common stockholders not subject to possible redemption	$179,989	$(358,205)	$(178,216)	$231,939	$173,219	$405,158
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption - basic	—	9,450,897	9,450,897	—	5,630,572	5,630,572
Pro forma net income (loss) per share, excluding shares subject to possible redemption - basic	—	—	$(0.02)	—	—	$0.07
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption - diluted	—	9,450,897	9,450,897	—	6,083,747	6,083,747
Pro forma net income (loss) per share, excluding shares subject to possible redemption - diluted	—	—	$(0.02)	—	—	$0.06

Balance Sheet Impact

	December 31, 2005 (unaudited)			September 31, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$614,405	—	$614,405	$785,055	—	$785,055
Cash held in trust account	50,779,664	—	50,779,664	50,380,000	—	50,380,000
Prepaid expenses	90,809	—	90,809	109,838	—	109,838
Total current assets	51,484,878	—	51,484,878	51,274,893	—	51,274,893

Fixed assets, net of accumulated depreciation	4,316	—	4,316	—	—	—
Total assets	$51,489,194	—	$51,489,194	$51,274,893	—	$51,274,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$26,623	—	$26,623	$1,000	—	$1,000
Accrued offering costs	—	—	—	145,000	—	145,000
Derivative liabilities	—	8,557,253	8,557,253	—	8,125,973	8,125,973
Total current liabilities	26,623	8,557,253	8,583,876	146,000	8,125,973	8,271,973

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,155,989	—	10,155,989	10,093,236	(18,276)	10,074,960
Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—	—	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125	1,125	—	1,125
Additional paid-in capital	41,073,518	(8,730,472)	32,343,046	41,073,933	(8,730,472)	32,343,461
Retained earnings (deficit)	231,939	173,219	405,158	(39,401)	622,775	583,374
Total stockholders’ equity	41,306,582	(8,557,253)	32,749,329	41,035,657	(8,125,973)	32,927,960
Total liabilities and stockholders’ equity	$51,489,194	—	$51,489,194	$51,274,893	—	$51,274,983

Except as otherwise clearly stated, all financial information contained in this Quarterly Report on Form 10-Q/A gives effect to the restatements.

Overview

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

For the three months ended December 31, 2005, we had a net loss of approximately $97,000, derived primarily from a loss on derivative liabilities.

For the period from April 7, 2005 (inception) through December 31, 2005, we had net income of approximately $486,000, derived primarily from interest income related to the cash held in our trust account.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective. However, based on a review of relevant accounting literature and comments received from and discussions with the staff of the SEC and in consultation with Eisner, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants and the unit purchase option as derivative liabilities. As a result of this determination, we are restating our financial statements for the period April 7, 2005 (inception) to August 31, 2005, the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006, and the period from April 7, 2005 (inception) to March 31, 2006. Management has determined that the failure to properly classify such derivative liabilities was not due to a deficiency in disclosure controls and procedures but rather the result of an interpretation of the requirements imposed by EITF No. 00-19.

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

Date: January 12, 2007	AD.VENTURE PARTNERS, INC.

	By:	/s/ Howard S. Balter
Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ilan M. Slasky
Ilan M. Slasky President and Secretary (Principal Financial and Accounting Officer)