Form 10-K/A
period 2006-03-31
Ad.Venture Partners, Inc.
filed 2007-01-12
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 682-5357

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

-i-

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

We are filing this Amendment No. 2 to the Annual Report on Form 10-K to restate our financial statements to record the warrants and the unit purchase option as derivative liabilities. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations giving effect to the restated information, see “Restatement of Financial Statements” at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes B and C to our Financial Statements.

This Form 10-K/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I	—	Item 1A. Risk Factors;

Part II	—	Item 6. Selected Financial Data;

Part II	—	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II	—	Item 8. Financial Statements and Supplementary Data;

Part II	—	Item 9A. Controls and Procedures; and

Part III	—	Item 15. Exhibits and Financial Statement Schedules.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (net of taxes payable on income of the funds in the trust account and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be $5.60 or $0.40 less than the per-unit initial public offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both vote against a business combination, and, subsequently, exercise their conversion rights.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.60, or $0.40 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors that could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.60, plus interest, due to claims of creditors. Messrs. Balter and Slasky have agreed pursuant to an agreement with us and Wedbush Morgan Securities Inc., the representative of the underwriters for our initial public offering, that, if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims by any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts or obligations actually reduces the amount of funds in the trust account. However, we cannot assure you that Messrs. Balter and Slasky will be able to satisfy those obligations.

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

We may experience volatility in earnings due to how we are required to account for our warrants and the unit purchase option.

Under EITF No. 00-19, the fair value of the warrants and the unit purchase option must be reported as a derivative liability rather than equity due to the absence in the warrant agreement and the unit purchase option of provisions addressing the exercise of the warrants and unit purchase option, respectively, in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants or the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended. To address this issue, the warrant agreement requires that we file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants and the unit purchase option grants to the holders thereof certain registration rights. Under EITF No. 00-19, the registration of the common stock underlying the warrants and the units underlying the unit purchase option is not within our control. In addition, under EITF No. 00-19, in the absence of explicit provisions to the contrary in the warrant agreement or the unit purchase option, we must assume that we could be required to settle the warrants and the unit purchase option on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants and the unit purchase option, with any changes being recorded in our statement of operations. The potential settlement obligation will continue to be reported as a derivative liability until such time as the warrants and the unit purchase option are exercised, expire, or we are otherwise able to modify the warrant agreement or the unit purchase option. As a result, we could experience volatility in our net income due to changes that occur in the value of the derivative liability at each reporting date.

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

SELECTED FINANCIAL DATA (As Restated)
Income Statement Data
For the Period April 7, 2005 (Inception) through March 31, 2006
Loss from operations	$(216,093)
Gain (loss) from derivative liabilities	(4,662,563)
Other income - interest	740,102
Income (loss) before provision for income taxes	(4,138,554)
Provision for income taxes	116,000
Net loss	$(4,254,554)
Weighted average number of shares outstanding--basic	7,696,020
Net income (loss) per share--basic	$(0.55)
Weighted average number of shares outstanding--diluted	7,696,020
Net income (loss) per share--diluted	$(0.55)

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)
Pro forma net income (loss) attributable to common stockholders not subject to redemption	$(4,372,912)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic	$(0.66)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted	$(0.66)

Balance Sheet Data
March 31, 2006
Cash and cash equivalents	$579,029
Prepaid expenses	72,488
Total current assets	651,517
Investments held in Trust Account	51,108,343
Fixed assets, net of accumulated depreciation	4,062
Total assets	$51,763,922

Accrued expenses	$90,310
Taxes payable	116,000
Derivative liabilities	13,393,035
Total current liabilities	13,599,345
Preferred stock	—
Common stock subject to possible redemption	10,193,318
Total stockholders’ equity	27,971,259
Total liabilities and stockholders’ equity	$51,763,922

The total assets amount includes the approximately $51,108,000 being held in the trust account, which will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

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

The accompanying financial statements for the period of April 1, 2005 (date of inception) to March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments to the financial statements included in the Form 10-K and the Prior Amended Form 10-K relating to the classification of and accounting for the warrants and the unit purchase option for the period of April 1, 2005 (date of inception) to August 31, 2005 are summarized below:

Statement of Operations Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported (1)	Adjustments	As Previously Restated (2)	Adjustments	As Restated

Operating costs	$(216,093)	---	$(216,093)	---	$(216,093)
Loss from operations	(216,093)	---	(216,093)	---	(216,093)
Gain (loss) from derivative liabilities	---	(4,751,859)	(4,751,859)	89,296	(4,662,563)
Other income--interest	740,102	---	740,102	---	740,102
Income (loss) before provision for income taxes	524,009	(4,751,859)	(4,227,850)	89,296	(4,138,554)
Provision for income taxes	(116,000)	---	(116,000)	---	(116,000)
Net income (loss)	$408,009	(4,751,859)	$(4,343,850)	89,296	$(4,254,554)
Weighted average number of shares outstanding--basic	7,696,020	---	7,696,020	---	7,696,020
Net income (loss) per share--basic	$0.05	---	$(0.56)	---	$(0.55)
Weighted average number of shares outstanding--diluted	8,793,060	---	8,793,060	(1,097,040)	7,696,020
Net income (loss) per share--diluted	$0.05	---	$0.05	---	$(0.55)

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)	---	$(118,358)	---	$(118,358)
Pro forma net income (loss) attributable to common stockholders not subject to redemption	$289,651	(4,751,859)	$(4,462,208)	89,296	$(4,372,912)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	6,607,360	---	6,607,360	---	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic	$0.04	---	$(0.68)	---	$(0.66)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	7,485,102	---	7,485,102	(877,742)	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted	$0.04	---	$0.04	---	$(0.66)
(1)  As previously reported in the Form 10-K.
(2) As previously reported in the Prior Amended Form 10-K.

Balance Sheet Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported (1)	Adjustments	As Previously Restated(2)	Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$579,029	---	$579,029	---	$579,029
Prepaid expenses	72,488	---	72,488	---	72,488
Total current assets	651,517	---	651,517	---	651,517

Investments held in Trust Account	51,108,343	---	51,108,343	---	51,108,343
Fixed assets, net of accumulated depreciation	4,062	---	4,062	---	4,062

Total Assets	$51,763,922	---	$51,763,922	---	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$90,310	---	$90,310	---	$90,310
Taxes payable	116,000	---	116,000	---	116,000
Derivative liability	---	11,878,143	11,878,143	1,514,892	13,393,035
Total current liabilities	206,310	11,878,143	12,084,453	1,514,892	13,599,345

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,193,318	---	10,193,318	---	10,193,318

STOCKHOLDERS’ EQUITY Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	---	---	---	---	---
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,249,997 issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	---	1,125	---	1,125
Additional paid-in capital	41,073,518	(7,126,284)	33,947,234	(1,604,188)	32,343,046
Retained earnings (deficit)	289,651	(4,751,859)	(4,462,208)	89,296	(4,372,912)
Total stockholders’ equity	41,364,294	(11,878,143)	29,486,151	(1,514,892)	27,971,259
Total liabilities and stockholders’ equity	$51,763,922	---	$51,763,922	---	$51,763,922
(1)  As previously reported in the Form 10-K.
(2) As previously reported in the Prior Amended Form 10-K.

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

Results of Operations and Liquidity

Through March 31, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of March 31, 2006, approximately $51,108,000 was held in trust and we had approximately $579,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

For the period April 7, 2005 (date of inception) through March 31, 2006, we earned approximately $740,000 in interest income.

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

Accounting for Warrants and Derivative Instruments

EITF No. 00-19  requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, we have determined that the public warrants and the option to purchase 450,000 units, each of which consists of one share of common stock and two warrants that are identical to our public warrants except for the exercise price, issued to the underwriters in connection with our initial public offering should be classified as derivative liabilities.

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

Similarly, the reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 due to the absence in the unit purchase option of provisions addressing the exercise of the unit purchase option in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act. The reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 because the registration of the units underlying the unit purchase option is not within our control.

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on our balance sheet and the unrealized changes in the values of these derivatives are shown in our consolidated statement of operations as “Gain (loss) from derivative liabilities.” We determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and. the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, our derivative liability will also increase or decrease, impacting our consolidated statement of operations. As of March 31, 2006, the closing sale price for the warrants was $0.64, resulting in a total warrant liability of $11,520,000.

The Company has determined the fair values of the unit purchase option at March 31, 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 4.41 years, volatility of 79.8% and a risk-free rate of 4.81%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of March 31, 2006 adjusted by the percentage difference between the valuations obtained, using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants. We did not use the Black Scholes pricing model for the embedded warrants because the valuation obtained using that model did not correlate to the value of the public warrants.

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

As of March 31, 2006, approximately $51,108,000 was held in trust for the purposes of consummating a business combination. As of March 31, 2006, the proceeds held in trust have been invested in a Smith Barney Municipal Market Fund, Class Y. The average rating in the portfolio is MIG 1. As of March 31, 2006, the effective annualized interest rate payable on our investment was approximately 2.67%. In addition, we have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes has been minimal.

Assuming no other changes to our holdings as of March 31, 2006, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2006 would result in a decrease of approximately $126,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

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

As discussed in Note C to the accompanying financial statements, the Company has restated its financial statements as of and for the year ended March 31, 2006 to reflect additional non-operating gains and losses and the classification of warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the unit purchase option issued to the underwriters in connection with the initial public offering as derivative liabilities.

/s/ Eisner LLP

New York, New York
June 24, 2006, except for Notes B and C, for which the date is January 12, 2007

AD.VENTURE PARTNERS, INC.
(a development stage company)

BALANCE SHEET

March 31, 2006 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$579,029
Prepaid expenses	72,488
Total current assets	651,517

Investments held in Trust Account	51,108,343
Fixed assets, net of accumulated depreciation	4,062

Total assets	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$90,310
Taxes payable	116,000
Derivative liabilities	13,393,035
Total current liabilities	13,599,345

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0
Common stock—$.0001 par value; 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125
Additional paid-in capital	32,343,046
Retained earnings (deficit)	(4,372,912)
Total stockholders’ equity	27,971,259
Total liabilities and stockholders’ equity	$51,763,922

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF OPERATIONS

April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)

Operating costs	$(216,093)
Loss from operations	(216,093)
Gain (loss) from derivative liabilities	(4,662,563)
Other income—interest	740,102
Loss before provision for income taxes	(4,138,554)
Provision for income taxes	(116,000)
Net loss	$(4,254,554)
Weighted average number of shares outstanding—basic	7,696,020
Net loss per share—basic	$(0.55)
Weighted average number of shares outstanding—diluted	7,696,020
Net loss per share—diluted	$(0.55)

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)
Pro forma net loss attributable to common stockholders not subject to redemption	$(4,372,912)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	6,607,360
Pro forma net loss per share, excluding shares subject to possible redemption—basic	$(0.66)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	6,607,360
Pro forma net loss per share, excluding shares subject to possible redemption—diluted	$(0.66)

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(As Restated)

	Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance—April 7, 2005 (date of inception)	--	$--	$--	$--	$--
Contributions from initial stockholders	2,249,997	225	775	--	1,000
Sale of 9,000,000 units and representative’s option, net of underwriters’ discount and offering expenses	9,000,000	900	51,147,703	--	51,148,603
Net proceeds subject to possible redemption of 1,799,100 shares	--	--	(10,074,960)	--	(10,074,960)
Reclassification to derivative liabilities (warrants) to part of proceeds from the sale of the warrants and the embedded warrants	--	--	(8,730,472)	--	(8,730,472)
Change in accretion of Trust Account relating to common stock subject to possible redemption, net of tax	--	--	--	(118,358)	(118,358)
Net loss	--	--	--	(4,254,554)	(4,254,554)
Balance—March 31, 2006 (as restated)	11,249,997	$1,125	$32,343,046	$(4,372,912)	$27,971,259

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENT OF CASH FLOWS

April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
Cash flows from operating activities:
Net loss	$(4,254,554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from Derivative liabilities	4,662,563
Depreciation	1,015
Changes in operating assets and liabilities:
Prepaid expenses	(72,488)
Accrued expenses	90,310
Taxes payable	116,000
Net cash provided by operating activities	542,846
Cash flows from investing activities:
Cash held in Trust Account	(51,108,343)
Purchases of property and equipment	(5,077)
Net cash used in investing activities	(51,113,420)
Cash flows from financing activities:
Issuance of stock	51,148,503
Proceeds from notes payable to stockholder	150,000
Repayment of note payable to stockholder	(150,000)
Proceeds from sale of common stock to founders	1,000
Proceeds from issuance of representative’s option	100
Net cash provided by financing activities	51,149,603
Net increase in cash and cash equivalents	579,029
Cash and cash equivalents—beginning of period	--
Cash and cash equivalents—end of period	$579,029

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

Similarly, the reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 due to the absence in the unit purchase option of provisions addressing the exercise of the unit purchase option in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act. The reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 because the registration of the units underlying the unit purchase option is not within the Company's control.

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on our balance sheet and the unrealized changes in the values of these derivatives are shown in our consolidated statement of operations as “Gain (loss) from derivative liabilities.” We determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and. the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, our derivative liability will also increase or decrease, impacting our consolidated statement of operations. As of March 31, 2006, the closing sale price for the warrants was $0.64, resulting in a total warrant liability of $11,520,000.

The Company has determined the fair values of the unit purchase option at March 31, 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 4.41 years, volatility of 79.8% and a risk-free rate of 4.81%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of March 31, 2006 adjusted by the percentage difference between the valuations obtained, using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants. We did not use the Black Scholes pricing model for the embedded warrants because the valuation obtained using that model did not correlate to the value of the public warrants.

[4]	Earnings per common share:

Earnings per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of shares outstanding adjusted per incremental shares attributed to outstanding options to purchase common stock. During the period from inception to March 31, 2006, the diluted loss per share was identical to the basic loss per share as the warrants and the unit purchase option were anti-dilutive as the elimination of a loss due to the increase in derivative liabilities was greater than the effect of an increase in the number of potential common shares. Accordingly, such previously restated diluted average number of shares outstanding and loss per share have been corrected. The dilutive impact of 1,333,333 shares from the 18,000,000 warrants outstanding with an exercise price of $5.00 per share were not included in the computation of loss per share in the period from inception to March 31, 2006 since their inclusion would be anti-dilutive.

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

The accompanying financial statements for the period of April 1, 2005 (date of inception) to March 31, 2006 have been restated to effect the changes described above. The impact of the adjustments to the financial statements included in the Form 10-K and the Prior Amended Form 10-K relating to the classification of and accounting for the warrants and the unit purchase option for the period of April 1, 2005 (date of inception) to August 31, 2005 are summarized below:

Statement of Operations Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported (1)	Adjustments	As Previously Restated (2)	Adjustments	As Restated

Operating costs	$(216,093)	---	$(216,093)	---	$(216,093)
Loss from operations	(216,093)	---	(216,093)	---	(216,093)
Gain (loss) from derivative liabilities	---	(4,751,859)	(4,751,859)	89,296	(4,662,563)
Other income--interest	740,102	---	740,102	---	740,102
Income (loss) before provision for income taxes	524,009	(4,751,859)	(4,227,850)	89,296	(4,138,554)
Provision for income taxes	(116,000)	---	(116,000)	---	(116,000)
Net income (loss)	$408,009	(4,751,859)	$(4,343,850)	89,296	$(4,254,554)
Weighted average number of shares outstanding--basic	7,696,020	---	7,696,020	---	7,696,020
Net income (loss) per share--basic	$0.05	---	$(0.56)	---	$(0.55)
Weighted average number of shares outstanding--diluted	8,793,060	---	8,793,060	1,097,040	7,696,020
Net income (loss) per share--diluted	$0.05	---	$0.05	---	$(0.55)

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(118,358)	---	$(118,358)	---	$(118,358)
Pro forma net income (loss) attributable to common stockholders not subject to redemption	$289,651	(4,751,859)	$(4,462,208)	89,296	$(4,372,912)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	6,607,360	---	6,607,360	---	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic	$0.04	---	$(0.68)	---	$(0.66)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	7,485,102	---	7,485,102	(877,.742)	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted	$0.04	---	$0.04	---	$(0.66)
(1)  As previously reported in the Form 10-K.
(2) As previously reported in the Prior Amended Form 10-K.

Balance Sheet Impact

	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated)
	As Previously Reported (1)	Adjustments	As Previously Restated(2)	Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$579,029	---	$579,029	---	$579,029
Prepaid expenses	72,488	---	72,488	---	72,488
Total current assets	651,517	---	651,517	---	651,517

Investments held in Trust Account	51,108,343	---	51,108,343	---	51,108,343
Fixed assets, net of accumulated depreciation	4,062	---	4,062	---	4,062

Total Assets	$51,763,922	---	$51,763,922	---	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$90,310	---	$90,310	---	$90,310
Taxes payable	116,000	---	116,000	---	116,000
Derivative liability	---	11,878,143	11,878,143	1,514,892	13,393,035
Total current liabilities	206,310	11,878,143	12,084,453	1,514,892	13,599,345

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,193,318	---	10,193,318	---	10,193,318

STOCKHOLDERS’ EQUITY Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	---	---	---	---	---
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,249,997 issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	---	1,125	---	1,125
Additional paid-in capital	41,073,518	(7,126,284)	33,947,234	(1,604,188)	32,343,046
Retained earnings (deficit)	289,651	(4,751,859)	(4,462,208)	89,296	(4,372,912)
Total stockholders’ equity	41,364,294	(11,878,143)	29,486,151	(1,514,892)	27,971,259
Total liabilities and stockholders’ equity	$51,763,922	---	$51,763,922	---	$51,763,922
(1) As previously reported in the Form 10-K.
(2) As previously reported in the Prior Amended Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. However, based on a review of relevant accounting literature and comments received from and discussions with the staff of the SEC and in consultation with Eisner, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants and the unit purchase option as derivative liabilities. As a result of this determination, we are restating our financial statements for the period April 7, 2005 (inception) to August 31, 2005, the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006, and the period from April 7, 2005 (inception) to March 31, 2006. Management has determined that the failure to properly classify such derivative liabilities was not due to a deficiency in disclosure controls and procedures but rather the result of an interpretation of the requirements imposed by EITF No. 00-19.

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

1.  Financial Statements: Page

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation *
3.2	By-laws **
4.1	Specimen Unit Certificate ***
4.2	Specimen Common Stock Certificate **
4.3	Specimen Warrant Certificate ***
4.4	Form of Warrant Agreement entered into by and between Continental Stock Transfer & Trust Company and the Registrant *
4.5	Form of Purchase Option issued to Wedbush Morgan Securities Inc. *
10.1	Form of Letter Agreement entered into by and between the Registrant and each of the initial stockholders ***
10.2	Form of Letter Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the initial stockholders ***
10.3	Form of Lock-up Agreement entered into by and between Wedbush Morgan Securities Inc. and each of the initial stockholders ***
10.5	Form of Investment Management Trust Agreement entered into by and between Continental Stock Transfer & Trust Company and the Registrant *
10.6	Promissory Note issued by the Registrant to Howard S. Balter **
10.7	Promissory Note issued by the Registrant to Ilan M. Slasky **
10.8	Form of Registration Rights Agreement entered into by and among the Registrant and each of the initial stockholders ***
10.9	Form of Warrant Purchase Agreement entered into by and between the Registrant and Howard S. Balter and Ilan M. Slasky *
14.1	Code of Ethics ****
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter *****

*	Previously filed in connection with amendment no. 5 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on August 24, 2005.

**	Previously filed in connection with Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on April 18, 2005.

***	Previously filed in connection with amendment no. 1 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on June 30, 2005.

****	Previously filed in connection with amendment no. 2 to Ad.Venture Partners, Inc.’s registration statement on Form S-1 (File No. 333-124141) filed on August 8, 2005.

*****	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2007	AD.VENTURE PARTNERS, INC. /s/ Howard S. Balter
Howard S. Balter Chief Executive Officer

*
Date: January 12, 2007	Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

*
Date: January 12, 2007	Ilan M. Slasky President, Secretary and Director (Principal Financial and Accounting Officer

*
Date: January 12, 2007	Lawrence J. Askowitz Director

*
Date: January 12, 2007	Dr. Shlomo Kalish Director

/s/ Howard S. Balter
Howard S. Balter *Pursuant to Power of Attorney filed with the Annual Report on Form 10-K on June 29, 2006