Form 10-Q/A
period 2006-06-30
Ad.Venture Partners, Inc.
filed 2007-01-12
CIK 1323639

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

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q to restate our financial statements to record the unit purchase option as a derivative liability. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations giving effect to the restated information, see “Restatement of Financial Statements” at Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes B and C to our Financial Statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEETS

(UNAUDITED)

(As Restated)

	June 30, 2006	March 31, 2006
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$352,189	$579,029
Prepaid expenses	52,873	72,488
Total current assets	$405,062	$651,517

Investments held in Trust Account	51,496,984	51,108,343
Fixed assets, net of accumulated depreciation	3,808	4,062

Total assets	$51,905,854	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$57,268	$90,310
Taxes payable	64,000	116,000
Derivative liabilities	8,616,602	13,393,035
Total current liabilities	$8,737,870	$13,599,345

Common stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,298,245	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $.0001 par value, 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	32,343,046	32,343,046
Retained earnings (deficit)	525,568	(4,372,912)
Total stockholders’ equity	32,869,739	27,971,259
Total liabilities and stockholders’ equity	$51,905,854	$51,763,922

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(UNAUDITED)

(As Restated)

	Three Months Ended June 30, 2006	April 7, 2005 (Date of Inception) Through June 30, 2005	April 7, 2005 (Date of Inception) Through June 30, 2006

Operating costs	$(101,567)	$(1,119)	$(317,660)
Loss from operations	(101,567)	(1,119)	(317,660)
Gain (loss) from derivative liabilities	4,776,433	—	113,870
Other income—interest	392,541	310	1,132,643
Income (loss) before provision for income taxes	5,067,407	(809)	928,853
Provision for income taxes	(64,000)	—	(180,000)
Net income (loss)	$5,003,407	$(809)	$748,853
Weighted average number of shares outstanding—basic	11,249,997	2,249,997	—
Net income per share—basic	$0.44	$0.00	—
Weighted average number of shares outstanding—diluted	12,935,798	2,249,997	—
Net income per share—diluted	$0.04	$0.00	—

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(104,927)	—	$(223,285)
Pro forma net income attributable to common stockholders not subject to possible redemption	$4,898,480	—	$525,568
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	9,450,897	—	—
Pro forma net income per share, excluding shares subject to possible redemption—basic	$0.52	—	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	11,136,698	—	—
Pro forma net income per share, excluding shares subject to possible redemption—diluted	$0.04	—	—

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(unaudited)

(As Restated)

	Three Months Ended June 30, 2006	April 7, 2005 (Date of Inception) Through June 30, 2005	April 7, 2005 (Date of Inception) Through June 30, 2006
			(Restated)
Cash flows from operating activities:
Net income (loss)	$5,003,407	$(809)	$748,853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	254	—	1,269
Derivative liabilities	(4,776,433)	—	(113,870)
Changes in operating assets and liabilities
Prepaid expenses	19,615	70,000	(52,873)
Accrued expenses	(33,042)	—	57,268
Accrued interest payable	—	(70,000)	—
Taxes payable	(52,000)		64,000
Notes payable to stockholder	—	87,018	—
Net cash provided by operating activities	161,801	86,209	704,647
Cash flows from investing activities:
Investments held in Trust Account	(388,641)	—	(51,496,984)
Purchase of property and equipment	—	—	(5,077)
Net cash used in investing activities	(388,641)	—	(51,502,061)
Cash flows from financing activities:
Issuance of stock	—	—	51,148,503
Proceeds from notes payable to stockholder	—	—	150,000
Repayment of note payable to stockholder	—	—	(150,000)
Proceeds from sale of common stock to founders	—	(9,375)	1,000
Proceeds from issuance of representative’s option	—	—	100
Net cash provided by (used in) financing activities	—	(9,375)	51,149,603
Net increase (decrease) in cash and cash equivalents	(226,840)	76,834	352,189
Cash and cash equivalents—beginning of period	579,029	—	—
Cash and cash equivalents—end of period	$352,189	$76,834	$352,189

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

Similarly, the reclassification of the unit purchase option as a derivative liability (as described in Note C below) is required under EITF No. 00-19 due to the absence in the unit purchase option of provisions addressing the exercise of the unit purchase option in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act. The reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 because the registration of the units underlying the unit purchase option is not within the Company's control.

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) from derivative liabilities.” The Company determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and. the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations. As of June 30, 2006, the closing sale price for the warrants was $0.39, resulting in a total warrant liability of $7,020,000.

The Company has determined the fair values of the unit purchase option at June 30, 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 4.16 years, volatility of 76.5% and a risk-free rate of 5.1%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of June 30, 2006 adjusted by the percentage difference between the valuations obtained, using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants. We did not use the Black Scholes pricing model for the embedded warrants because the valuation obtained using that model did not correlate to the value of the public warrants.

[4] Earnings per common share:

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the three months ended March 31, 2006, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares.

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

The accompanying financial statements for the quarterly period ended June 30, 2006 have been restated to record the unit purchase option as a derivative liability. The impact of the adjustments to the financial statements relating to the classification of and accounting for the unit purchase option for the quarterly period ended June 30, 2006 are summarized below:

Statement of Operations Impact

	Quarterly Period Ended June 30, 2006			April 7, 2005 (Date of Inception) Through June 30, 2006
	(unaudited)			(unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Operating costs	$(101,567)	—	$(101,567)	$(317,660)	—	$(317,660)
Loss from operations	(101,567)	—	(101,567)	(317,660)	—	(317,660)
Gain (loss) from derivative liabilities	4,657,111	119,322	4,776,433	(94,748)	208,618	113,870
Other income - interest	392,541	—	392,541	1,132,643		1,132,643
Income before provision for income taxes	4,948,085	119,322	5,067,407	720,235		928,853
Provision for income taxes	(64,000)	—	(64,000)	(180,000)	—	(180,000)
Net income	$4,884,085	119,322	$5,003,407	$540,235	208,618	$748,853
Weighted average number of shares outstanding--basic	11,249,997	—	11,249,997	—	—	—
Net Income per share--basic	$0.43	—	$0.44	—	—	—
Weighted average number of shares outstanding--diluted	12,945,649	(9,851)	12,935,798	—	—	—
Net income per share--diluted	$0.03	—	$0.04	—	—	—

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	(104,927)	—	(104,927)	(223,285)	—	(223,285)
Pro forma net income attributable to common stockholders not subject to possible redemption	$4,779,158	119,322	$4,898,480	$316,950	208,616	$525,568
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	9,450,897	—	9,450,897	—	—	—
Pro forma net income per share, excluding shares subject to possible redemption--basic	$0.51	—	$0.52	—	—	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--diluted	11,146,549	(9,851)	11,136,698	—	—	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--diluted	$0.03	—	$0.04	—	—	—

Balance Sheet Impact

	June 30, 2006
	(unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$352,189	—	$352,189
Prepaid expenses	52,873	—	52,873
Total current assets	405,062	—	405,062

Investments held in Trust Account	51,496,984	—	51,496,984
Fixed assets, net of accumulated depreciation	3,808	—	3,808
Total assets	$51,905,854	—	$51,905,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$57,268	—	$57,268
Taxes payable	64,000	—	64,000
Derivative liabilities	7,221,032	1,395,570	8,616,602
Total current liabilities	7,342,300	1,395,570	8,737,870

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,298,245	—	10,298,245

Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125
Additional paid-in capital	33,947,234	(1,604,188)	32,343,046
Retained earnings	316,950	208,618	525,568
Total stockholders’ equity	34,265,309	(1,395,570)	32,869,739
Total liabilities and stockholders’ equity	$51,905,854	—	$51,905,854

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

The accompanying financial statements for the quarterly period ended June 30, 2006 have been restated to record the unit purchase option as a derivative liability. The impact of the adjustments to the financial statements relating to the classification of and accounting for the unit purchase option for the quarterly period ended June 30, 2006 are summarized below:

Statement of Operations Impact

	Quarterly Period Ended June 30, 2006			April 7, 2005 (Date of Inception) Through June 30, 2006
	(unaudited)			(unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Operating costs	$(101,567)	—	$(101,567)	$(317,660)	—	$(317,660)
Loss from operations	(101,567)	—	(101,567)	(317,660)	—	(317,660)
Gain (loss) from derivative liabilities	4,657,111	119,322	4,776,433	(94,748)	208,618	113,870
Other income - interest	392,541	—	392,541	1,132,643	—	1,132,643
Income before provision for income taxes	4,948,085	119,322	5,067,407	720,235	—	928,853
Provision for income taxes	(64,000)	—	(64,000)	(180,000)	—	(180,000)
Net income	$4,884,085	119,322	$5,003,407	$540,235	208,618	$748,853
Weighted average number of shares outstanding--basic	11,249,997	—	11,249,997	—	—	—
Net Income per share--basic	$0.43	—	$0.44	—	—	—
Weighted average number of shares outstanding--diluted	12,945,649	(9,851)	12,935,798	—	—	—
Net income per share--diluted	$0.03	—	$0.04	—	—	—

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	(104,927)	—	(104,927)	(223,285)	—	(223,285)
Pro forma net income attributable to common stockholders not subject to possible redemption	$4,779,158	119,322	$4,898,480	$316,950	208,616	$525,568
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic	9,450,897	—	9,450,897	—	—	—
Pro forma net income per share, excluding shares subject to possible redemption--basic	$0.51	—	$0.52	—	—	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--diluted	11,146,549	(9,851)	11,136,698	—	—	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--diluted	$0.03	—	$0.04	—	—	—

Balance Sheet Impact

	June 30, 2006
	(unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$352,189	—	$352,189
Prepaid expenses	52,873	—	52,873
Total current assets	405,062	—	405,062

Investments held in Trust Account	51,496,984	—	51,496,984
Fixed assets, net of accumulated depreciation	3,808	—	3,808
Total assets	$51,905,854	—	$51,905,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$57,268	—	$57,268
Taxes payable	64,000	—	64,000
Derivative liabilities	7,221,032	1,395,570	8,616,602
Total current liabilities	7,342,300	1,395,570	8,737,870

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,298,245	—	10,298,245
Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125
Additional paid-in capital	33,947,234	(1,604,188)	32,343,046
Retained earnings	316,950	208,618	525,568
Total stockholders’ equity	34,265,309	(1,395,570)	32,869,739
Total liabilities and stockholders’ equity	$51,905,854	—	$51,905,854

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

Results of Operations

Net Income

For the three months ended June 30, 2006, we had net income of approximately $5,003,400, consisting primarily of interest income of $392,541 related to the cash held in our trust account and gain on derivative liabilities of $4,776,433.

For the period from April 7, 2005 (inception) through June 30, 2006, we had net income of approximately $748,900, primarily as a result of interest income of $1,132,643 related to the cash held in our trust account and gain on derivative liabilities of $113,870.

Liquidity and Capital Resources

On August 31, 2005, we consummated our initial public offering of 9,000,000 units.  Each unit consists of one share of common stock and two warrants.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.  Our common stock and warrants started trading separately as of October 10, 2005. The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $650,000, and an underwriting discount of approximately $2,160,000, were approximately $51,190,000. Of this amount, $50,380,000 was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. As of June 30, 2006, we had approximately $51,497,000 of proceeds available for such uses. In addition, at June 30, 2006, we had $352,189 in cash available to fund the expenses of consummating a merger. We expect we may need to either defer expenses until the consummation of a business combination or obtain additional funds to fund such expenses.

We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We may not have sufficient funds remaining outside of the trust account to fund legal, accounting and due diligence expenses in connection with a business combination. While we believe the cash available outside of the trust account is sufficient to fund our ordinary course expenses through August 31, 2007, it is likely insufficient to fund the fees and expenses we expect to incur in connection with the negotiation and completion of a business combination. As a result, we may need to defer the payment of expenses until the consummation of a business combination or raise additional funds to pay for such expenses. In addition, if we expend significant funds in an effort to consummate a business combination, we may need to raise additional funds to fund our operations through August 31, 2007. Until we enter into a business combination, the company expects to use its available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our SEC reporting obligations.

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

AD.VENTURE PARTNERS, INC.

Date: January 12, 2007	By:	/s/ Howard S. Balter
Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ilan M. Slasky
Ilan M. Slasky President and Secretary (Principal Financial and Accounting Officer)