Form 10-Q/A
period 2006-09-30
Ad.Venture Partners, Inc.
filed 2007-01-12
CIK 1323639

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

As of November 14, 2005, 11,249,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

AD.VENTURE PARTNERS, INC.

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets
Statements of Operations
Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES

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

Restatement of Financial Statements

On August 21, 2006, we filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that we determined, after consulting with our independent registered accounting firm, Eisner LLP, that, based on recent interpretations of the accounting for warrants under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the units sold in our initial public offering (the “public warrants”) and the warrants issuable upon the exercise of the unit purchase option issued to the underwriters in our initial public offering (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been our practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company's Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated our intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

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

The accompanying financial statements for the period from April 7, 2005 (Date of Inception) through September 30, 2005 have been restated to effect the changes described above. The impact of the adjustments to the financial statements relating to the classification of and accounting for the warrants and the unit purchase option for the period from April 7, 2005 (Date of Inception) through September 30, 2005 are summarized below:

Statement of Operations Impact

	April 7, 2005 (Date of Inception) Through September 30, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated

Organization and operating costs	$(21,199)	$—	$(21,199)
Loss from operations	(21,199)	—	(21,199)
Gain (loss) from derivative liabilities	—	604,499	604,499
Interest income, net of interest expense of $2,300	74	—	74
Net income (loss)	$(21,125)	$604,499	$583,374
Weighted average number of shares outstanding basic	3,890,176	997	3,891,173
Net income (loss) per share — basic	$(0.01)	—	$0.15
Weighted average number of shares outstanding — diluted	—	4,047,476	4,047,476
Net income per share — diluted	—	—	$0.01

Balance Sheet Impact

	September 30, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$785,055	—	$785,055
Cash held in trust account	50,380,000	—	50,380,000
Prepaid expenses	109,838	—	109,838
Total assets	$51,274,893	—	$51,274,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,000	—	$1,000
Accrued offering costs	145,000	—	145,000
Derivative liabilities	—	8,125,973	8,125,973
Total current liabilities	146,000	8,125,973	8,271,973

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,074,960	—	10,074,960

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125
Additional paid-in capital	41,073,933	(8,730,472)	32,343,461
Retained earnings (deficit)	(21,125)	604,499	583,374
Total stockholders’ equity	41,053,933	(8,125,973)	32,927,960
Total liabilities and stockholders’ equity	$51,274,893	—	$51,274,893

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

We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through August 31, 2007, assuming that a business combination is not consummated during that time. From September 30, 2005 through August 31, 2007, we anticipate the following expenses:

•	approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$145,000 for expenses for the due diligence and investigation of a target business

•	$140,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	$325,055 for general working capital that will be used for office space, miscellaneous expenses and reserves, including approximately $150,000 for director and officer liability insurance premiums.

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
Ilan M. Slasky President and Secretary (Principal Financial and Accounting Officer)

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEET
September 30, 2005

(As Restated)

ASSETS

Current assets
Cash and cash equivalents	$785,055
Cash held in trust account	50,380,000
Prepaid expenses	109,838
Total assets	$51,274,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$1,000
Accrued offering costs	145,000
Derivative liabilities	8,125,973
Total current liabilities	8,271,973

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,074,960

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125
Additional paid-in capital	32,343,461
Retained earnings	583,374
Total stockholders’ equity	32,927,960
Total liabilities and stockholders’ equity	$51,274,893

See accompanying notes to financial statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

(As Restated)

For the Period April 7, 2005 (inception) to September 30, 2005

Organization and operating costs	$(21,199)
Loss from operations	(21,199)
Gain (loss) from derivative liabilities	604,499
Interest income, net of interest expense of $2,300	74
Net income	$583,374
Weighted average shares outstanding - basic	3,891,173

Net income per share - basic	$0.15

Weighted average number of shares outstanding - diluted	4,047,476

Net income per share - diluted	$0.01

See accompanying notes to financial statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
For period from April 7, 2005 (inception) to September 30, 2005

(As Restated)

Cash flows from operating activities
Net income	$583,374
Adjustments to reconcile net income to net cash used in operations
Gain (loss) from derivative liabilities	(604,499)

Changes in operating assets and liabilities
Prepaid expenses	(109,838)
Accrued expenses	1,000

Net cash provided by (used in) operating activities	(129,963)

Investing Activities
Cash held in Trust Account	(50,380,000)
Net cash used in investing activities	(50,380,000)

Financing activities
Issuance of stock	51,293,918
Proceeds from sale of common stock to founders	1,000
Proceeds from issuance of representative’s option	100
Proceeds from notes payable to stockholders	150,000
Repayment of notes payable to stockholders	(150,000)

Net cash provided by financing activities	51,295,018

Net increase in cash	785,055

Cash, beginning of period	—

Cash, end of period	$785,055

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$145,000

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A — ORGANIZATION, BUSINESS OPERATIONS AND SUBSEQUENT EVENTS

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51,190,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 is being held in a trust account (“Trust Account”) and invested in money market funds meeting conditions of the Investment Company Act of 1984 or securities issued and guaranteed by the United States until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the Company will be required to commence proceedings to dissolve, liquidate and distribute the proceeds held in the Trust Account to its public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note D).

NOTE B —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]	Income per common share:

Income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception to September 30, 2005, the diluted earnings per share calculation was based on computed shares, warrants and unit purchase option values as determined by applying the Black-Scholes model as of September 30, 2005 (since the various components started trading separately on October 10, 2005). The warrants issuable upon the exercise of the unit purchase option issued to the underwriters in the initial public offering were not dilutive as of September 30, 2005 and thus were not included in the diluted earnings per share computation.

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

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) from derivative liabilities.” The Company determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants will be determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations.

The Company has determined the fair values of the unit purchase option the Black-Scholes pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black-Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. As of September 30, 2005, the volatility for the calculation of the embedded derivatives was approximated at 92.0%, and this volatility rate will likely change in the future.

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

The accompanying financial statements for the period from April 7, 2005 (Date of Inception) through September 30, 2005 have been restated to effect the changes described above. The impact of the adjustments to the financial statements relating to the classification of and accounting for the warrants and the unit purchase option for the period from April 7, 2005 (Date of Inception) through September 30, 2005 are summarized below:

Statement of Operations Impact

	April 7, 2005 (Date of Inception) Through September 30, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated

Organization and operating costs	$(21,199)	$—	$(21,199)
Loss from operations	(21,199)	—	(21,199)

Gain (loss) from derivative liabilities		604,499	604,499
Interest income, net of interest expense of $2,300	74	—	74
Net income (loss)	$(21,125)	$604,499	$583,374
Weighted average number of shares outstanding - basic	3,890,176	997	3,891,173
Net income (loss) per share - basic	$(0.01)	$—	$0.15
Weighted average number of shares outstanding - diluted	—	4,047,476	4,047,476
Net income (loss) per share - diluted	—	—	$0.01

Balance Sheet Impact

	September 30, 2005 (unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$785,055	—	$785,055
Cash held in trust account	50,380,000	—	50,380,000
Prepaid expenses	109,838	—	109,838
Total assets	$51,274,893	—	$51,274,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,000	—	$1,000
Accrued offering costs	145,000	—	145,000
Derivative liabilities	—	8,125,973	8,125,973
Total current liabilities	146,000	8,125,973	8,271,973

Common stock, subject to possible redemption, 1,799,100 shares at $5.60 per share	10,074,960	—	10,074,960

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 11,249,997 shares (which includes 1,799,100 shares subject to possible redemption)	1,125	—	1,125
Additional paid-in capital	41,073,933	(8,730,472)	32,343,461
Retained earnings (deficit)	(21,125)	604,499	583,374
Total stockholders’ equity	41,053,933	(8,125,973)	32,927,960
Total liabilities and stockholders’ equity	$51,274,893	—	$51,274,893

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