Form 10-Q
period 2006-12-31
Ad.Venture Partners, Inc.
filed 2007-02-14
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

As of February 13, 2007, 11,249,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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
Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	March 31, 2006 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,879	$579,029
Prepaid expenses	12,692	72,488
Total current assets	$18,571	$651,517

Investments held in Trust Account	52,247,606	51,108,343
Fixed assets, net of accumulated depreciation	3,300	4,062

Total assets	$52,269,477	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$69,350	$90,310
Taxes payable	25,500	116,000
Derivative liabilities	4,659,138	13,393,035
Notes payable to Stockholders	30,000	-
Total current liabilities	$4,783,988	$13,599,345

Common stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares at $5.60 per share	10,460,507	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock — $0.0001 par value, 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	32,343,046	32,343,046
Retained earnings (deficit)	4,680,811	(4,372,912)
Total stockholders’ equity	37,024,982	27,971,259
Total liabilities and stockholders’ equity	$52,269,477	$51,763,922

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005 (As Restated)	Nine Months Ended December 31, 2006	April 7, 2005 (Date of Inception) Through December 31, 2005 (As Restated)	April 7, 2005 (Date of Inception) Through December 31, 2006

Operating costs	$(120,469)	$(71,182)	$(388,162)	$(92,381)	(604,255)
Loss from operations	(120,469)	(71,182)	(388,162)	(92,381)	(604,255)
Gain (loss) from derivative liabilities	3,255,749	(431,280)	8,733,896	173,219	4,071,333
Interest income, net	412,858	405,275	1,204,433	405,349	1,944,535
Income before provision for income taxes	3,548,138	(97,187)	9,550,167	486,187	5,411,613
Provision for income taxes	(100,255)	-	(229,255)	-	(345,255)
Net income (loss)	$3,447,883	$(97,187)	$9,320,912	$486,187	$5,066,358
Weighted average shares outstanding—basic	11,249,997	11,249,997	11,249,997	6,475,188
Net income (loss) per share—basic	$0.31	$(0.01)	$0.83	$0.08
Weighted average shares outstanding—diluted	13,024,035	11,249,997	12,902,873	6,928,363
Net income per share—diluted	$0.03	$(0.01)	$0.09	$0.06

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption	$(82,495)	$(81,029)	$(267,189)	$(81,029)
Pro forma net income (loss) attributable to common stockholders not subject to possible redemption	$3,365,388	$(178,216)	$9,053,723	$405,158
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	9,450,897	9,450,897	9,450,897	5,630,572
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic	$0.36	$(0.02)	$0.96	$0.07
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	11,224,935	9,450,897	11,103,773	6,083,747
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted	$0.03	$(0.02)	$0.09	$0.06

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31, 2006	April 7, 2005 (Date of Inception) Through December 31, 2005 (As Restated)	April 7, 2005 (Date of Inception) Through December 31, 2006
Cash flows from operating activities:
Net income	$9,320,912	$486,187	$5,066,358
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	762	761	1,777
Gain/loss from change in value of derivative liabilities	(8,733,896)	(173,219)	(4,071,333)
Changes in operating assets and liabilities
Prepaid expenses	59,796	(90,809)	(12,692)
Accrued expenses	(20,960)	26,623	69,350
Taxes payable	(90,500)	-	25,500
Net cash provided by operating activities	536,114	249,543	1,078,960

Investing activities:
Cash held in Trust Account	(1,139,264)	(50,779,664)	(52,247,607)
Purchases of property and equipment	-	(5,077)	(5,077)
Net cash used in investing activities	(1,139,264)	(50,784,741)	(52,252,684)
Cash flows from financing activities:
Issuance of stock	-	51,148,503	51,148,503
Proceeds from sale of common stock to founders	-	1,000	1000
Proceeds from issuance of representative’s option	-	100	100
Proceeds from notes payable to stockholder	30,000	150,000	180,000
Repayment of notes payable to stockholders	-	(150,000)	(150,000)
Net cash provided by financing activities	30,000	51,149,603	51,179,603
Net increase in cash	(573,150)	614,405	5,879
Cash, beginning of period	579,029	-	-
Cash, end of period	$5,879	$614,405	$5,879

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

At December 31, 2006, the investments held in the Trust Account consisted of tax-exempt municipal money market funds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

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

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on the Company’s balance sheet and the changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as Gain or (loss) from derivative liabilities. The Company determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account. It determined the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations. As of December 29, 2006, the closing sale price for the warrants was $0.19, resulting in a total warrant liability of $3,420,000.

The Company has determined the fair values of the unit purchase option at December 31, 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 3.65 years, volatility of 67.82% and a risk-free rate of 4.71%. Valuations derived from this model are subject to ongoing verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of December 29, 2006 adjusted by the percentage difference between the valuations obtained using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants.

[4]	Earnings per common share:

Basic earnings-per-share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the three months ended December 31, 2005, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares.

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

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $135,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2006.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Note C — Restatement and Reclassification of Previously Issued Financial Statements and Derivative Liabilities

On August 21, 2006, the Company filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that it determined that, based on recent interpretations of the accounting for warrants under EITF No. 00-19, the fair value of the public warrants and the warrants issuable upon the exercise of the unit purchase option (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been our practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company's Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated our intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

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

After the Company filed the Prior Amended Filings, as a result of comments received from and discussions with the staff of the SEC, the Company determined that the interpretation of EITF No. 00-19 would also require the unit purchase option to be classified as a derivative liability to be adjusted to fair value at each balance sheet date. As a result, on September 25, 2006, the Company filed an amendment to the August 2006 Form 8-K disclosing (i) the date on which it first concluded that the financial statements contained within the September 2005 Form 8-K and Form 10-K should no longer be relied upon; (ii) that, on September 19, 2006, the Company determined to further restate its financial statements to record the unit purchase option issued to the underwriters in our initial public offering as a liability; (iii) that, as a result of such determination, the Company would file further amendments to the September 2005 8-K and the Form 10-K, which amendments would restate the previously restated financial statements included in the Prior Amended Filings; (iv) that the previously restated financial statements contained in the Prior Amended Filings should no longer be relied upon; (v) that the financial statements contained within the Company’s Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006 (the “Forms 10-Q”) should no longer be relied upon; and (vi) that the Company would amend the Forms 10-Q to restate the financial statements contained therein.

On January 12, 2007, the Company filed Amendment No. 2 to the September 2005 Form 8-K, Amendment No. 2 to the Form 10-K and Amendment No. 1 to the Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006, all of which contained restated financial statements that classified the public warrants, embedded warrants and the unit purchase option as derivative liabilities.

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

Note E—Notes Payable to Stockholders

The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

The Company entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by the Company in connection with its business. The loans are payable on demand or upon consummation of a business combination, and the Company will reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes. As of December 31, 2006, Mr. Slasky had loaned $30,000 to the Company.

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

Note G—Common Stock Reserved for Issuance

At December 31, 2006, 18,900,000 shares of stock were reserved for issuance upon exercise of redeemable warrants.

Note H—Subsequent Events

On January 29, 2007, the Company entered into notes with Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by the Company in connection with its business. Messrs. Balter and Slasky have loaned an aggregate of $110,000 to the Company, $80,000 of which was loaned between January 1, 2007 and February 13, 2007.

Note I—Potential Business Combination

On January 29, 2007, the Company announced that it had executed a letter of intent to acquire a leading provider of services to the media and communications industry.

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

On January 29, 2007, we announced that we executed a letter of intent to acquire a leading provider of services to the media and communications industry. However, there can be no assurance that we will be able to consummate the proposed business combination or find an alternate suitable business combination in the allotted time.

RESULTS OF OPERATIONS

Net Income

For the three months ended December 31, 2006, we had net income of approximately $3,450,000, consisting primarily of interest income of $412,858 related to the cash held in our trust account and gain on derivative liabilities of $3,255,749, as compared to a net loss of $97,187 derived from $405,275 in interest earned on the cash held in our trust account and a loss on derivative liabilities of $431,280 for the same period the previous year.

For the nine months ended December 31, 2006, we had net income of approximately $9,320,000, derived from the gain on derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes, as compared to income of $486,187 derived primarily from formation and operating costs and gain on derivative liabilities of $173,219 for the period from April 7, 2005 (inception) through December 31, 2005.

For the period from April 7, 2005 (inception) through December 31, 2006, we had net income of approximately $5,066,000, derived from the gain on derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes.

LIQUIDITY AND CAPITAL RESOURCES

On August 31, 2005, we consummated our initial public offering of 9,000,000 units.  Each unit consists of one share of common stock and two warrants.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.  Our common stock and warrants started trading separately as of October 10, 2005. The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $650,000, and an underwriting discount of approximately $2,160,000, were approximately $51,190,000. Of this amount, $50,380,000 was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. In December 2006, we withdrew $58,500 from the trust account for the payment of income taxes on the interest income of the trust account. As of December 31, 2006, we had approximately $52,248,000 of proceeds available for such uses.

Since our initial public offering we have expended approximately $805,000 of the funds held outside of our trust account. In addition to amounts spent on legal and accounting due diligence on prospective acquisitions, we have spent significant amounts on legal and accounting fees related to our SEC reporting obligations as well as on continuing general and administrative expenses. As of December 31, 2006, we had $5,879 in cash available to fund the expenses of consummating a merger. On January 29, 2007, we entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by us in connection with our business. As of February 13, 2007, Messrs. Balter and Slasky have loaned us an aggregate of $110,000. The loans are payable on demand or upon consummation of a business combination, and we will reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes.

We expect to use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We do not have sufficient funds remaining outside of the trust account to continue to fund legal, accounting and due diligence expenses in connection with a business combination or to fund our ordinary course operations through August 28, 2007. While we believe the loans provided or expected to be provided by Messrs. Balter and Slasky should be sufficient to fund our ordinary course expenses through August 28, 2007, we will likely need to raise additional capital to pay for, or defer payment of all or a significant portion of, any expenses we may incur in connection with a business combination, We may not be able to obtain additional financing, and neither our management nor any of our existing stockholders is obligated to provide any additional financing (except as described below). If we do not have sufficient proceeds and cannot find additional financing, we may be required to commence proceedings to dissolve and liquidate prior to consummating a business combination. Until we enter into a business combination, the company expects to use its available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our SEC reporting obligations.

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

As of December 31, 2006, the proceeds in the trust account were invested in money market funds composed of either primarily short-term securities issued or guaranteed by the U.S. government or tax-exempt municipal bonds.

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

On January 29, 2007, we entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by us in connection with our business. As of February 13, 2007, Messrs. Balter and Slasky have loaned us an aggregate of $110,000. The loans are payable on demand or upon consummation of a business combination, and we will reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, based on a review of relevant accounting literature and comments received from and discussions with the staff of the SEC and in consultation with Eisner, we determined that we needed to reclassify certain amounts in our financial statements to report the warrants and the unit purchase option as derivative liabilities. As a result of this determination, we have restated our financial statements for the period April 7, 2005 (inception) to August 31, 2005, the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006, and the period from April 7, 2005 (inception) to March 31, 2006. Management has determined that the failure to properly classify such derivative liabilities was not due to a deficiency in disclosure controls and procedures but rather the result of an interpretation of the requirements imposed by EITF No. 00-19.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management reached this conclusion despite its finding that our financial statements should be restated because the determination concerning the classification of the warrants and the unit purchase option involves complex area of accounting literature that is continuously evolving.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended December 31, 2006.

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

AD.VENTURE PARTNERS, INC.

Date: February 14, 2007	By:	/s/ Howard S. Balter
Howard S. Balter
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ilan M. Slasky
Ilan M. Slasky
President and Secretary (Principal Financial and Accounting Officer)