Form 10-K
period 2007-03-31
Ad.Venture Partners, Inc.
filed 2007-06-08
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s units, each consisting of one share of the registrant’s common stock and two warrants, each exercisable for an additional share of common stock, on September 29, 2006, as reported on the OTC Bulletin Board, was approximately $49,590,000.

As of June 8, 2007, 11,249,997 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after March 31, 2007 in connection with the solicitation of proxies for the registrant’s special meeting in lieu of 2007 Annual Meeting of Stockholders.

- i -

PART I

Item 1. Business

General

We were organized as a Delaware blank check company in April 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology, media or telecommunications industries.

Initial Public Offering

In August 2005, we consummated our initial public offering (the “IPO”), resulting in net proceeds of approximately $51.2 million after payment of underwriters’ commission and offering costs, of which $50.4 million was placed in the trust account and invested mutual funds and municipal money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Our amended and restated certificate of incorporation provides that such funds, with the interest earned thereon, will be released to us upon consummation of our initial business combination, less any amount payable to our stockholders that vote against the initial business combination and elect to exercise their conversion rights. In connection with the IPO, we agreed to pay the underwriters approximately $1.6 million upon consummation of our initial business combination. The proceeds of the offering not held in the trust account have been used by us to pay offering expenses and operating expenses, including expenses incurred in connection with our pursuit of potential business combinations. Except for amounts released to pay taxes on interest earned on the trust account, the funds in the trust account will not be released until the earlier of the completion of the initial business combination or our dissolution and liquidation. As of March 31, 2007, there was approximately $52.3 million in the trust account, including accrued interest on the funds in the trust account.

Proposed Arrangement with 180 Connect Inc.

We are proposing to engage in a business combination with 180 Connect Inc., a corporation organized under the laws of Canada (“180 Connect”), pursuant to which we will indirectly acquire all of 180 Connect’s outstanding shares and 180 Connect will thereby become our indirect subsidiary. The business combination will be carried out pursuant to an arrangement under a plan of arrangement pursuant to the Canada Business Corporations Act (the “CBCA”), as set forth in the arrangement agreement dated March 13, 2007 among us, 6732097 Canada Inc., a corporation incorporated under the laws of Canada and our indirect wholly-owned subsidiary (“Purchaser”), and 180 Connect, whereby Purchaser will acquire all the outstanding 180 Connect common shares in exchange for either shares of our common stock, exchangeable shares of Purchaser or a combination of shares of our common stock and exchangeable shares of Purchaser. The exchangeable shares will entitled the holders to dividends and other rights that are substantially economically equivalent to those of holders of our common stock, and holders of exchangeable shares will have the right, through the voting and exchange trust agreement, to vote at meetings of our stockholders.

In addition, as part of the arrangement, all outstanding options to purchase 180 Connect common shares will be exchanged for options to purchase our common stock. We will also assume all of 180 Connect’s obligations pursuant to 180 Connect’s outstanding warrants, stock appreciation rights and convertible debentures. The arrangement will be accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. GAAP for accounting and financial reporting purposes.

Upon completion of the arrangement, each 180 Connect common share will be exchanged for 0.6272 shares of our common stock or 0.6272 exchangeable shares of Purchaser. Each exchangeable share will be exchangeable for one share of our common stock at any time after issuance at the option of the holders and will be redeemable or purchasable at the option of Purchaser or the parent of Purchaser after two years or upon the earlier occurrence of certain specified events. Only 180 Connect shareholders that are eligible Canadian residents may elect to receive exchangeable shares. The exchangeable shares will entitle their holders to dividends and other rights that are substantially economically equivalent to those of holders of shares of our common stock. Holders of exchangeable shares will also have the right, through a voting and exchange trust arrangement, to vote at meetings of our stockholders. The exchangeable share structure is designed to provide an opportunity for shareholders of 180 Connect that are eligible Canadian residents and who validly make the required tax election to achieve a deferral of Canadian tax on any accrued capital gain on their 180 Connect common shares in certain circumstances until redemption or purchase of such shares pursuant to its terms.

The arrangement is expected to be completed during the third calendar quarter of 2007. The completion of the arrangement is subject to the approval of the arrangement proposal by Ad.Venture’s stockholders, compliance with the court ordered approval process pursuant to the CBCA and the satisfaction of certain other conditions.

For additional information about the proposed arrangement, including copies of the arrangement agreement, the plan of arrangement and other ancillary agreements related to the arrangement, please refer to the Registration Statement on Form S-4 that we filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2007.

Operating Funds and Loans

Since our IPO we have expended all of the funds held outside of our trust account. In addition to amounts spent on legal and accounting due diligence on prospective acquisitions, we have spent significant amounts on legal and accounting fees related to our SEC reporting obligations as well as on continuing general and administrative expenses. On January 29, 2007, we entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund our operating expenses and expenses in connection with the arrangement. The loans bear no interest and are payable upon demand or upon the consummation of a business combination. We have agreed to reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes. We currently believe Messrs. Balter and Slasky will continue to loans funds to us to cover our expenses. However, in the event that Messrs. Balter and Slasky are unable or unwilling to continue to loan funds to us, we may not be able to consummate the arrangement, in which case we will be required to commence proceedings to dissolve and liquidate.

Plan of Dissolution and Distribution of Assets if No Arrangement

If the arrangement is not completed on or prior to August 31, 2007, we are required to adopt a plan of dissolution and distribution of our assets and initiate procedures for our dissolution. Upon our dissolution, we will distribute our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution, solely to our public stockholders.

We currently believe that our dissolution and any plan of distribution subsequent to August 31, 2007 would proceed in approximately the following manner:

•
our Board of Directors, referred to hereinafter as the Board, will, consistent with our obligation in our amended and restated certificate of incorporation to dissolve, convene and adopt a specific plan of distribution, which it will then vote to recommend to our stockholders, at such time it will also cause to be prepared a preliminary proxy statement setting out the plan of distribution as well as the board’s recommendation of our dissolution and the plan;

•	as soon as practicable after the adoption of the plan of distribution, we would file our preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we would mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we would convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we would receive such comments within approximately 30 days following the passing of such deadline. We would mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we would convene a meeting of our stockholders at which they will either approve or reject our dissolutions and plan of distribution.

In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we would nonetheless continue to pursue stockholder approval for our dissolution. These procedures, or a vote to reject our dissolution and any plan of distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our dissolution and plan of distribution.

We cannot assure you that third parties will not seek to recover from the assets distributed to our public stockholders any amounts owed to them by us. Creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and senior to claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due to them. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with Delaware General Corporation Law (“DGCL”) procedures and federal securities laws and regulations.

Under the DGCL, our stockholders could be liable for any claims against the corporation to the extent of the distribution received by them after dissolution. Ad.Venture’s initial stockholders, including all of our officers and directors, have waived their rights to participate in any distributions occurring upon our failure to consummate a business combination with respect to shares of common stock acquired by them prior to the IPO. We estimate that, in the event we liquidate the trust account and distribute those assets to our public stockholders, based on the funds in the trust account as of March 31, 2007, including accrued interest on such funds but without taking into account any taxes payable on interest earned on such funds, each public stockholder would receive approximately $5.82 per share. However, we have incurred significant expenses in connection with the arrangement and we expect to incur signficant additional expenses in connection with the arrangement. Further, if we cannot complete the arrangement and are required to dissolve, we estimate that our total costs and expenses for implementing and completing our dissolution and plan of distribution will be in the range of $50,000 to $75,000. This amount includes all costs of our certificate of dissolution in the State of Delaware, the winding up of our company and the cost of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution.

If we dissolve and liquidate prior to the consummation of a business combination, our two officers, Messrs. Balter and Slasky, pursuant to the certain written agreement executed in connection with the IPO, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold to us and target businesses who have entered into written agreements, such as a letter of intent or confidentiality agreement, with us and who have not waived all of their rights to make claims against the proceeds in the trust account. We currently believe a significant portion of the accounts payable and accrued offering costs and acquisition costs reflected on our balance sheet would be considered vendor claims for purposes of the indemnification provided by our officers. We expect that the indemnification provided by our officers would cover these costs to the extent the dissolution and liquidation expenses relate to vendor claims. We cannot assure you that they will be able to satisfy their indemnification obligations. As a result, the indemnification described above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account. As a result, the amounts distributed to our public stockholders may be less than $5.82 per share.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position	Year Appointed/Elected
Howard S. Balter	45	Chairman and Chief Executive Officer	2005
Ilan M. Slasky	36	President, Secretary and Director	2005
Lawrence J. Askowitz*	41	Director	2005
Dr. Shlomo Kalish*	55	Director	2005

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

Facilities

We do not own any real estate or other physical properties. Our headquarters are located at 360 Madison Avenue, 21st Floor, New York, New York 10017. We entered into an informal agreement with an unrelated third party whereby we pay a base rent of $2,058 per month on a month-to-month basis in exchange for office space and certain administrative services. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. If the arrangement is completed, our corporate headquarters and principal executive offices will be at 6501 E. Belleview Avenue, Englewood, Colorado 80111, the current headquarters for 180 Connect.

Employees

We currently have two officers, both of whom are also members of the Board. We have no other employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period has varied based on the availability of suitable target businesses to investigate. As a result of the proposed arrangement with 180 Connect, management has devoted, and expects to continue to devote, a significant amount of time. We do not intend to have any full-time employees prior to the completion of the arrangement.

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

We are a development stage company with limited operating results to date. Since we have a limited operating history, you have a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the technology, media or telecommunications industries. We will not generate any revenues (other than interest income on the proceeds of our IPO) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

If the arrangement with 180 Connect is not approved or we are not able to consummate the proposed arrangement within the required time frame, we will be required to dissolve and liquidate, in which case the per-share distribution to our public stockholders will be less than $6.00.

Pursuant to our Amended and Restated Certificate of Incorporation, we must liquidate and dissolve if we do not complete the proposed arrangement by August 31, 2007. If we dissolve and liquidate before we consummate a business combination and distribute the proceeds deposited in our trust account, our public stockholders will receive less than the unit offering price in the IPO of $6.00 and our warrants will expire worthless. If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, the per-share liquidation price, based on the funds in the trust account as of March 31, 2007, would be $5.82 or $0.18 less than the per unit offering price in our IPO of $6.00, assuming that amount was not further reduced by taxes payable in respect of interest earned on such funds and claims of creditors. We cannot assure you that the actual per-share liquidation price will not be less than $5.82 per share. In the event that the Board recommends and our stockholders approve our dissolution and the distribution of our assets and it is subsequently determined that our reserves for claims and liabilities to third parties are insufficient, stockholders who receive funds from our trust account could be liable to creditors in an amount up to the amount of the funds received.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $6.00 because of the expenses related to the IPO, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

If we do not complete the arrangement and are required to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

We currently believe that our dissolution and any plan of distribution subsequent to August 31, 2007 would proceed in approximately the following manner:

•
the Board will, consistent with our obligation in our amended and restated certificate of incorporation to dissolve, convene and adopt a specific plan of distribution, which it will then vote to recommend to our stockholders, and at such time it will also cause to be prepared a preliminary proxy statement/prospectus setting out the plan of distribution as well as the Board’s recommendation of our dissolution and the plan of distribution;

•	as soon as practicable after the adoption of the plan of distribution, we would file our preliminary proxy statement/prospectus with the SEC;

•
if the SEC does not review the preliminary proxy statement/prospectus, then, 10 days following the passing of such deadline, we would mail the proxy statement/prospectus to our stockholders, and 30 days following the passing of such deadline we would convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•
if the SEC does review the preliminary proxy statement/prospectus, we currently estimate that we would receive such comments within approximately 30 days following the passing of such deadline. We would mail the proxy statement/prospectus to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we would convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.

In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we would nonetheless continue to pursue stockholder approval for our dissolution. These procedures, or a vote to reject our dissolution and any plan of distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our dissolution and plan of distribution. Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and senior to claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due to them. Accordingly, the actual per-share amount distributed from the trust account to our public stockholders could be significantly less than approximately $5.82 per share due to taxes payable in respect of interest earned on the funds held in the trust account and claims of creditors. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with DGCL procedures and federal securities laws and regulations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete the proposed arrangement, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. As a result, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon consummation of the IPO, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders will be less than $5.82 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or that such waivers would be held enforceable if challenged. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.. If we are unable to complete a business combination and are forced to liquidate, Howard S. Balter, our chairman of the board and chief executive officer, and Ilan M. Slasky, our president and secretary, have agreed, under certain circumstances, to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims of any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts or obligations actually reduces the amount of funds in the trust accounts. However, we cannot assure you that Messrs. Balter and Slasky will be able to satisfy those obligations. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.82, plus interest (net of taxes payable on income of the funds in the trust account), due to claims of such creditors.

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

Under Delaware law, the requirements and restrictions relating to our IPO contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will continue to apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
upon consummation of our IPO, $50,380,000 was placed into the trust account, which proceeds may not be disbursed from the trust account except in connection with a business combination, upon our liquidation or as otherwise permitted in the amended and restated certificate of incorporation:

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination if approved by a majority of the shares of common stock voted by the public stockholders and public stockholders owning less than 20% of the shares sold in our IPO exercise their conversion rights;

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

Our amended and restated certificate of incorporation states that these provisions may not be amended until we complete a business combination. However, provisions prohibiting amendment of a company’s certificate of incorporation may be deemed invalid under Delaware law. If a court concluded that the prohibition on amending certain provisions of our charter was invalid, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders.

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

In connection with our IPO, as part of the units, we issued warrants to purchase 18,000,000 shares of common stock. In addition, we issued to Wedbush Morgan Securities Inc. an option to purchase up to a total of 450,000 units, which, if exercised, will result in the issuance of warrants to purchase an additional 900,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the purchase option that we agreed to sell to the underwriters in the IPO) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

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

Risks associated with the proposed arrangement with 180 Connect

If outstanding warrants are exercised, the underlying shares of common stock will be eligible for future resale in the public market. “Market overhang” from the warrants results in dilution and has an adverse effect on the common stock’s market price.

Outstanding warrants and the unit purchase option issued to the underwriters in the IPO will become exercisable after consummation of the arrangement. If they are exercised, a substantial number of additional shares of our common stock will be eligible for resale in the public market, which could adversely affect the market price.

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

Because we do not intend to pay dividends on our common stock, stockholders will benefit from an investment in ours common stock only if it appreciates in value.

Neither we nor 180 Connect have ever declared or paid any cash dividends on shares of our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for reinvestment in the development and expansion of our business. Any decision to pay cash dividends in the future will be made by our Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors our Board decides is relevant. As a result, an investor will only recognize an economic gain on an investment in shares of our common stock from an appreciation in the price of such shares.

Our Board has had limited ability to evaluate the 180 Connect’s management.

Although we closely examined the management of 180 Connect, we cannot assure you that its assessment of 180 Connect’s management will prove to be correct, or that future management will have the necessary skills, qualifications or abilities to manage its business successfully. We anticipate that various members of the current management of 180 Connect will remain in management positions following consummation of the arrangement.

If the arrangement with 180 Connect is consummated, we will be subject to the risks that are inherent in 180 Connect’s business.

If the arrangement with 180 Connect is consummated, we will be subject to various risks associated with 180 Connect’s business, including the following:

•	180 Connect has a history of operating losses and may not be able to achieve profitability;

•	180 Connect relies on one key customer for a substantial percentage of its revenue;

•	180 Connect’s business is subject to season fluctuations;

•	If 180 Connect is unable to retain trained personnel, it may be unable to provide adequate service;

•	180 Connect is subject to litigation and other disputes which may lead to litigation;

•	180 Connect faces competition from other providers of installation services and may not be able to maintain or strengthen its competitive position within the industry;

•	Consolidation of broadband carriers could result in a reduction of 180 Connect’s customer base; and

•	If 180 Connect is unable to comply with the covenants and other obligations under its convertible debentures, it may be subject to penalties.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties. Our headquarters are located at 360 Madison Avenue, 21st Floor, New York, New York 10017. We entered into an informal agreement with an unrelated third party whereby we pay a base rent of $2,058 per month on a month-to-month basis in exchange for office space and certain administrative services. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. If the arrangement is completed, our corporate headquarters and principal executive offices will be at 6501 E. Belleview Avenue, Englewood, Colorado 80111, the current headquarters for 180 Connect.

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

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2007.

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

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s units, common stock and warrants, respectively, as quoted on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Units

Quarter ended	High	Low
March 31, 2007	$6.50	$6.02
December 31, 2006	$6.20	$5.95
September 30, 2006	$6.30	$6.08
June 30, 2006	$6.86	$6.30
March 31, 2006	$6.90	$6.03
December 31, 2005	$6.12	$5.85
September 30, 2005 (1)	$6.05	$5.85
_____________________ (1) Represents the high and low bid information for our units from our IPO on August 25, 2005 through September 30, 2005.

Common Stock

Quarter ended	High	Low
March 31, 2007	$5.75	$5.58
December 31, 2006	$5.60	$5.45
September 30, 2006	$5.56	$5.40
June 30, 2006	$5.58	$5.48
March 31, 2006	$5.60	$5.32
December 31, 2005 (1)	$5.34	$5.14
_____________________
(1) Represents the high and low bid information for our shares of common stock from October 10, 2005, the date that our common stock first became separately tradable, through December 31, 2005.

Warrants

Quarter ended	High	Low
March 31, 2007	$0.40	$0.15
December 31, 2006	$0.35	$0.16
September 30, 2006	$0.39	$0.33
June 30, 2006	$0.65	$0.35
March 31, 2006	$0.71	$0.37
December 31, 2005 (1)	$0.50	$0.31
_____________________ (1) Represents the high and low bid information for our warrants from October 10, 2005, the date that our warrants first became separately tradable, through December 31, 2005.

Holders of Common Equity

As of June 5, 2007, we had approximately 10 stockholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of the arrangement. It is the current intention of the Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2007.

Use of Proceeds from Registered Offering

On August 25, 2005, we commenced our IPO of units, each consisting of one share of our common stock, par value $.0001 per share, and two warrants, each exercisable for one share of our common stock, pursuant to a registration statement on Form S-1 (File No. 333-124141), which registration statement was declared effective on August 25, 2005. Wedbush Morgan Securities Inc. served as lead managing underwriter for our IPO, which closed on August 31, 2005. The net proceeds from our IPO were approximately $51,190,000, after deducting offering expenses of approximately $650,000 and underwriting discounts of $2,160,000. As of September 1, 2005, $50,380,000 of this amount had been placed in trust for purposes of consummating a business combination, with approximately $810,000 remaining.

For the fiscal year ended March 31, 2007, we paid or incurred an aggregate of approximately $910,000 in expenses, which have been paid out of the proceeds of our IPO not held in trust for the following purposes:

•	premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses, including 180 Connect;

•	legal and accounting fees relating to our SEC reporting obligations, our investigation of prospective target businesses and our proposed arrangement with 180 Connect;

•	expenses associated with our proposed arrangement with 180 Connect; and

•	miscellaneous expenses.

As of March 31, 2007, approximately $52.3 million was held in our trust account and we had expended all of the offering proceeds not held in trust.

Performance Graph1

The following graph compares our total stockholder returns since our IPO to two indices: the Dow Jones Wilshire 5000 and a peer group of 17 special purpose acquisition companies.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Item 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K.

1 This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Ad.Venture under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

SELECTED FINANCIAL DATA

Income Statement Data
	For the Fiscal Year Ended March 31, 2007		For the Period April 7, 2005 (Inception) through March 31, 2006 (As Restated)

Loss from operations	$	(1,420,643)	$(216,093)
Income (loss) from derivative liabilities		5,458,236	(4,662,563)
Other income - interest		1,601,505	740,102
Income (loss) before provision for income taxes		5,639,098	(4,138,554)
Provision for income taxes		261,343	116,000
Net income (loss)		$5,377,755	$(4,254,554)
Weighted average number of shares outstanding--basic		11,249,997	7,696,020
Net income (loss) per share--basic		$.48	$(0.55)
Weighted average number of shares outstanding--diluted		13,021,367	7,696,020
Net income (loss) per share--diluted		$.04	$(0.55)

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)		$(346,564)	$(118,358)
Pro forma net income (loss) attributable to common stockholders not subject to redemption		$5,031,191	$(4,372,912)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption--basic		9,450,897	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic		$.53	$(0.66)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted		11,222,267	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted		$.02	$(0.66)

Balance Sheet Data
	March 31, 2007	March 31, 2006 (As Restated)

Cash and cash equivalents	$15,163	$579,029
Prepaid expenses	5,000	72,488
Taxes receivable	248,537	—
Total current assets	268,700	651,517
Investments held in Trust Account	52,338,250	51,108,343
Fixed assets, net of accumulated depreciation	3,046	4,062
Total assets	$52,609,996	$51,763,922

Accrued expenses	$932,865	$90,310
Taxes payable	—	116,000
Derivative liabilities	7,934,799	13,393,035
Notes payable to Stockholders	200,000	—
Total current liabilities	9,067,664	13,599,345
Preferred stock	—	—
Common stock subject to possible redemption	10,539,882	10,193,318
Total stockholders’ equity	33,002,450	27,971,259
Total liabilities and stockholders’ equity	$52,609,996	$51,763,922

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us, 180 Connect and the industry in which 180 Connect operates. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us or 180 Connect in such forward-looking statements, including among other things:

•	the number and percentage of our stockholders voting against the arrangement proposal and seeking conversion;

•	the amount of cash on hand available to the surviving company after the arrangement;

•	180 Connect’s and our business strategy;

•	outcomes of government reviews, inquiries, investigations and related litigation;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the business in which 180 Connect and/or we are engaged;

•	fluctuations in customer demand;

•	management of rapid growth; and

•	general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

All forward-looking statements included herein attributable to us, 180 Connect or any person acting on either party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we and 180 Connect undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this proxy statement/prospectus or to reflect the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed on April 7, 2005 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology, media or telecommunications industries. We intend to use cash derived from the net proceeds of our IPO, which closed on August 31, 2005, together with any additional financing arrangements that we undertake, to effect a business combination.

The net proceeds from our IPO on August 31, 2005 were approximately $51.2 million, after deducting offering expenses of approximately $0.7 million and underwriting discounts of $2.2 million. Of this amount, $50.4 million was placed in a trust account, with approximately $810,000 remaining for our use to cover business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

Results of Operations

Net Income

For the fiscal year ended March 31, 2007, we had net income of approximately $5.4 million, of which approximately $5.4 million was derived from income on derivative liabilities resulting from a decrease in the fair market value of our warrants outstanding and of approximately $1.6 million in interest income, less operating expenses and taxes. For the fiscal year ended March 31, 2006, we had a net loss of approximately $4.3 million derived primarily from a loss on derivative liabilities.

Liquidity and Capital Resources

On August 31, 2005, we consummated our IPO of 9,000,000 units. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of October 10, 2005. The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $0.7 million, and an underwriting discount of approximately $2.2 million, were approximately $51.2 million. Of this amount, $50.4 million was placed into a trust account and the remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and to pay for continuing general and administrative expenses. In December 2006 and April 2007, we withdrew $58,500 and $75,000, respectively, from the trust account for the payment of income taxes on the interest income of the trust account.

Since our IPO we have expended all of the funds held outside of our trust account. In addition to amounts spent on legal and accounting due diligence on prospective acquisitions, we have spent significant amounts on legal and accounting fees related to our SEC reporting obligations as well as on continuing general and administrative expenses. We expect to incur significant additional expenses in connection with the arrangement. On January 29, 2007, we entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund our operating expenses and expenses in connection with the arrangement. The loans bear no interest and are payable upon demand or upon the consummation of a business combination. We have agreed to reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes. We currently believe Messrs. Balter and Slasky will continue to loans funds to us to cover our expenses. However, in the event that Messrs. Balter and Slasky are unable or unwilling to continue to loan funds to us, we may not be able to consummate the arrangement, in which case we would be required to dissolve and liquidate.

If we dissolve and liquidate prior to the consummation of a business combination, Messrs. Balter and Slasky, pursuant to the certain written agreement executed in connection with the IPO, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold to us and target businesses who have entered into written agreements, such as a letter of intent or confidentiality agreement, with us and who have not waived all of their rights to make claims against the proceeds in the trust account. We currently believe a significant portion of the accounts payable and accrued offering costs and acquisition costs reflected on our balance sheet would be considered vendor claims for purposes of the indemnification provided by our officers. We expect that the indemnification provided by our officers would cover these costs and expenses and the costs and expenses of the dissolution and liquidation to the extent these costs and expenses relate to vendor claims. We cannot assure you that Messrs. Balter and Slasky will be able to satisfy those indemnification obligations. As a result, the indemnification described above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account. In addition, the trust account could be subject to claims of third parties and our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Off-Balance Sheet Arrangements

Other than contractual obligation incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Contractual Obligations

We had no long-term liabilities as of March 31, 2007.

In connection with our IPO, we agreed to pay the underwriters additional underwriting fees and expenses of $1.6 million upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account upon consummation of the arrangement. Of such fees and expenses, $1.1 million constitute additional underwriting fees and $0.5 million constitutes an additional non-accountable expense allowance.

Following the consummation of our IPO, we cancelled the office service agreement with Innovation Interactive, LLC, which was an affiliate of Howard S. Balter, our chairman of the board and chief executive officer, Ilan M. Slasky, our president, secretary and director. Following cancellation of that arrangement, we relocated our office and entered into an informal agreement with an unrelated third party whereby we pay base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services.

On March 13, 2007, we entered into the arrangement agreement with 180 Connect pursuant to which we intend to issue approximately 17.2 million shares of our common stock and/or exchangeable shares to the shareholders of 180 Connect. We have also agreed to exchange all outstanding options to purchase 180 Connect common shares for options to purchase our common stock and to assume all outstanding stock appreciation rights of 180 Connect and outstanding warrants to purchase common shares of 180 Connect in connection with the arrangement.

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

We have identified our accounting for warrants and derivative instruments (as described below) as critical because of the significant non-cash impact on our balance sheet and results of operations and because the application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown.

Accounting for Warrants and Derivative Instruments

Emerging Issues Task Force No. 00-19 , “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset or a liability. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes reporting standards for derivative instruments, including derivative instruments embedded in other contracts. In accordance with EITF No. 00-19, we have determined that the public warrants and the option to purchase 450,000 units, each of which consists of one share of common stock and two warrants that are identical to our public warrants except for the exercise price, issued to the underwriters in connection with our IPO should be classified as derivative liabilities.

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

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on our balance sheet and the unrealized changes in the values of these derivatives are shown in our consolidated statement of operations as “Gain (loss) from derivative liabilities.” We determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the IPO and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, our derivative liability will also increase or decrease, impacting our consolidated statement of operations. As of March 30, 2007 and March 31, 2006, the closing sale prices for the warrants were $0.37 and $0.64, respectively, resulting in a total warrant liabilities of $6.6 million and $11.5 million, respectively.

We determined the fair values of the unit purchase option at March 31, 2007 and March 31, 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. For the March 31, 2007 valuation, the following assumptions were used for the Black Scholes pricing model: an expected life of 3.41 years, volatility of 64.9% and a risk-free rate of 4.54%. For the March 31, 2006 valuation, the following assumptions were used for the Black Scholes pricing model: an expected life of 4.41 years, volatility of 79.8% and a risk-free rate of 4.81%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income. The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of March 31, 2007 or March 31, 2006, as applicable, adjusted by the percentage difference between the valuations obtained, using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants. We did not use the Black Scholes pricing model for the embedded warrants because the valuation obtained using that model did not correlate to the value of the public warrants.

Restatement of Financial Statements

On August 21, 2006, we filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that we determined, after consulting with its independent registered accounting firm, Eisner LLP, that, based on recent interpretations of the accounting for warrants under Emerging Issues Task Force No. 00-19, the fair value of the warrants issued as part of the units sold in our IPO (the “public warrants”) and the warrants issuable upon the exercise of the unit purchase option issued to the underwriters in our IPO (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been our practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company’s Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated our intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

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

After we filed the Prior Amended Filings, as a result of comments received from and discussions with the staff of the SEC, we determined that the interpretation of EITF No. 00-19 would also require the unit purchase option to be classified as a derivative liability to be adjusted to fair value at each balance sheet date. As a result, on September 25, 2006, we filed an amendment to the August 2006 Form 8-K disclosing (i) the date on which we first concluded that the financial statements contained within the September 2005 Form 8-K and Form 10-K should no longer be relied upon; (ii) that, on September 19, 2006, we determined to further restate its financial statements to record the unit purchase option issued to the underwriters in our IPO as a liability; (iii) that, as a result of such determination, we would file further amendments to the September 2005 8-K and the Form 10-K, which amendments would restate the previously restated financial statements included in the Prior Amended Filings, (iv) that the previously restated financial statements contained in the Prior Amended Filings should no longer be relied upon, (v) that the financial statements contained within our Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006 (the “Forms 10-Q”) should no longer be relied upon; and (vi) that we would amend the Forms 10-Q to restate the financial statements contained therein. On January 12, 2007, we filed Amendment No. 2 to the September 2005 Form 8-K, Amendment No. 2 to the Form 10-K and Amendment No. 1 to the Forms 10-Q to classify the unit purchase option as a derivative liability.

The accompanying financial statements for the period of April 1, 2005 (date of inception) to March 31, 2006 have been restated to effect the changes described above.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, we are not and, until we consummate the arrangement, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

As of March 31, 2007, approximately $52.3 million was held in trust for the purposes of consummating a business combination. As of March 31, 2007, the proceeds held in trust have been invested in a Smith Barney Municipal Market Fund, Class Y. The average rating in the portfolio is MIG 1. As of March 31, 2007, the effective annualized interest rate payable on our investment was approximately 3.16%. In addition, we have issued warrants that are accounted for as derivative liabilities. One of the factors determining the fair value of the liability is the risk-free interest rate. The fluctuation of the liabilities due to interest rate changes has been minimal.

Assuming no other changes to our holdings as of March 31, 2007, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2007 would result in a decrease of approximately $130,750 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on April 7, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Documents	Page

Report of Independent Registered Public Accounting Firm	25
Balance Sheets at March 31, 2007 and March 31, 2006, as restated	26
Statements of Operations for the fiscal year ended March 31, 2007 and the period from April 7, 2005 (inception) through March 31, 2006, as restated	27
Statements of Stockholders’ Equity for the fiscal year ended March 31, 2007 and the period from April 7, 2005 (inception) through March 31, 2006, as restated	28
Statements of Cash Flows for the fiscal year ended March 31, 2007 and the period from April 7, 2005 (inception) through March 31, 2006, as restated	29
Notes to Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ad.Venture Partners, Inc.

We have audited the accompanying balance sheets of Ad.Venture Partners, Inc. (a development stage company) (the “company”) as of March 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the fiscal year ended March 31, 2007 and the period from April 7, 2005 (date of inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Ad.Venture Partners, Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended March 31, 2007 and the period from April 7, 2005 through March 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the accompanying financial statements, the Company has restated its financial statements as of and for the period from April 7, 2005 through March 31, 2006 to classify warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the unit purchase option issued to the underwriters in connection with the initial public offering as derivative liabilities, and to record a loss from the change in the value of such liabilities.

/s/ Eisner LLP

New York, New York
May 23, 2007

AD.VENTURE PARTNERS, INC.
(a development stage company)

BALANCE SHEETS

	March 31, 2007	March 31, 2006 (As Restated - See Note C)
ASSETS
Current assets:
Cash and cash equivalents	$15,163	$579,029
Prepaid expenses	5,000	72,488
Taxes receivable	248,537	0
Total current assets	268,700	651,517

Investments held in Trust Account	52,338,250	51,108,343
Fixed assets, net of accumulated depreciation	3,046	4,062

Total assets	$52,609,996	$51,763,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$932,865	$90,310
Taxes payable	0	116,000
Derivative liabilities	7,934,799	13,393,035
Notes payable to Stockholders	200,000	0
Total current liabilities	9,067,664	13,599,345

Common Stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares	10,539,882	10,193,318

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock—$.0001 par value; 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	32,343,046	32,343,046
Retained earnings (deficit) accumulated during the development stage	658,279	(4,372,912)
Total stockholders’ equity	33,002,450	27,971,259
Total liabilities and stockholders’ equity	$52,609,996	$51,763,922

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2007	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated - See Note C)

Operating costs	$(1,420,643)	$(216,093)
Loss from operations	(1,420,643)	(216,093)
Income (loss) from derivative liabilities	5,458,236	(4,662,563)
Other income—interest	1,601,505	740,102
Income (loss) before provision for income taxes	5,639,098	(4,138,554)
Provision for income taxes	(261,343)	(116,000)
Net income (loss)	5,377,755	$(4,254,554)
Weighted average number of shares outstanding—basic	11,249,997	7,696,020
Net income (loss) per share—basic	$.48	$(0.55)
Weighted average number of shares outstanding—diluted	13,021,367	7,696,020
Net income (loss) per share—diluted	$.04	$(0.55)

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes of $0)	$(346,564)	$(118,358)
Pro forma net income (loss) attributable to common stockholders not subject to redemption	5,031,191	$(4,372,912)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	9,450,897	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic	$.53	$(0.66)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	11,222,267	6,607,360
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted	$.02	$(0.66)

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance—April 7, 2005	--	$--	$--	$--	$--
Contributions from initial stockholders	2,249,997	225	775	--	1,000
Sale of 9,000,000 units and representative’s option, net of underwriters’ discount and offering expenses	9,000,000	900	51,147,703	--	51,148,603
Net proceeds subject to possible redemption of 1,799,100 shares	--	--	(10,074,960)	--	(10,074,960)
Reclassification to derivative liabilities (warrants) to part of proceeds from the sale of the warrants and the embedded warrants	--	--	(8,730,472)	--	(8,730,472)
Change in accretion of Trust Account relating to common stock subject to possible redemption, net of tax	--	--	--	(118,358)	(118,358)
Net loss				(4,254,554)	(4,254,554)
Balance (As Restated - See Note C)—March 31, 2006	11,249,997	$1,125	$32,343,046	$(4,372,912)	$27,971,259
Change in accretion of Trust Account relating to common stock subject to possible redemption, net of tax	--	--	--	(346,564)	(346,564)
Net income	--	--	--	5,377,755	5,377,755
Balance—March 31, 2007	11,249,997	$1,125	$32,343,046	$658,279	$33,002,450

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2007	April 7, 2005 (Date of Inception) Through March 31, 2006 (As Restated - See Note C)
Cash flows from operating activities:
Net income (loss)	$5,377,755	$(4,254,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss from Derivative liabilities	(5,458,236)	4,662,563
Depreciation	1,016	1,015
Changes in operating assets and liabilities:
Prepaid expenses	67,488	(72,488)
Taxes receivable	(248,537)	--
Accrued expenses	842,555	90,310
Taxes payable	(116,000)	116,000
Net cash provided by operating activities	466,041	542,846
Cash flows from investing activities:
Cash held in Trust Account	(1,229,907)	(51,108,343)
Purchases of property and equipment	0	(5,077)
Net cash used in investing activities	(1,229,907)	(51,113,420)
Cash flows from financing activities:
Issuance of stock	0	51,148,503
Proceeds from notes payable to stockholder	200,000	150,000
Repayment of note payable to stockholder	0	(150,000)
Proceeds from sale of common stock to founders	0	1,000
Proceeds from issuance of representative’s option	0	100
Net cash provided by financing activities	200,000	51,149,603
Net increase (decrease) in cash and cash equivalents	(563,866)	579,029
Cash and cash equivalents—beginning of period	579,029	--
Cash and cash equivalents—end of period	$15,163	$579,029
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$479,625	$123,155

See notes to financial statements

AD.VENTURE PARTNERS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2007

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51.2 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $50,380,000 was placed in a trust account (“Trust Account”) and invested in mutual funds and municipal money market funds until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the Company is required to distribute the proceeds held in the Trust Account to the Company’s public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note D).

Note B—Summary Of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]	Investments held in Trust Account:

At March 31, 2007, the investments held in the Trust Account consisted of tax-exempt municipal money market funds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

[3]	Accounting for Warrants and Derivative Instruments

Emerging Issues Task Force issue EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Offering (the “public warrants”) and the unit purchase option issued to the underwriters in connection with the Offering (further described in Note D below) should be classified as a derivative liability.

The classification of the warrants as a derivative liability is required under EITF No. 00-19 due to the absence in the warrant agreement of provisions addressing the exercise of the warrants in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of shares upon exercise of the warrants in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”). To address this issue, the warrant agreement requires that the Company file, and use best efforts to cause to be declared and keep effective, a registration statement covering the issuance of the shares underlying the warrants. However, the warrant agreement fails to specify the remedies, if any, that would be available to warrantholders in the event there is no effective registration statement covering the issuance of shares underlying the warrants. Under EITF No. 00-19, the registration of the common stock underlying the warrants is not within the Company’s control. In addition, under EITF No. 00-19, in the absence of explicit provisions to the contrary in the warrant agreement, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability.

Similarly, the classification of the unit purchase option as a derivative liability is required under EITF No. 00-19 due to the absence in the unit purchase option of provisions addressing the exercise of the unit purchase option in the absence of an effective registration statement. Under interpretations of applicable federal securities laws, the issuance of units upon exercise of the unit purchase option in the absence of an effective registration statement could be deemed a violation of Section 5 of the Securities Act. The reclassification of the unit purchase option as a derivative liability is required under EITF No. 00-19 because the registration of the units underlying the unit purchase option is not within the Company’s control.

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on our balance sheet and the changes in the values of these derivatives are shown in our statement of operations as “Gain (loss) from derivative liabilities.” We determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account and the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and. the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, our derivative liability will also increase or decrease, impacting our statement of operations. As of March 31, 2007 and 2006, the closing sale prices for the warrants were $0.37 and $0.64, respectively, resulting in a total warrant liability of $6,660,000 and $11,520,000, respectively.

The Company determined the fair values of the unit purchase option at March 31, 2007 and 2006 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. For the March 31, 2007 valuation, the following assumptions were used for the Black Scholes pricing model: an expected life of 3.41 years, volatility of 64.9% and a risk-free rate of 4.54%. For the March 31, 2006 valuation, the following assumptions were used for the Black Scholes pricing model: an expected life of 4.41 years, volatility of 79.8% and a risk-free rate of 4.81%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income (loss). The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, we based the valuation on the closing sale price for the public warrants as of March 31, 2007 and 2006 adjusted by the percentage difference between the valuations obtained, using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants. We did not use the Black Scholes pricing model for the embedded warrants because the valuation obtained using that model did not correlate to the value of the public warrants. As of March 31, 2007 and 2006, the liability related to the embedded warrants was $1,275,000 and $1,873,000, respectively.

[4]	Earnings per common share:

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. For the year ended March 31, 2007, the diluted income per share includes the elimination of a gain due to the decrease in derivative liabilities and the dilutive impact of 4,860,000 shares from the 18,000,000 warrants outstanding with an exercise price of $5.00 per share. During the period from April 7, 2005 through March 31, 2006, the diluted loss per share was identical to the basic loss per share as the warrants and the unit purchase option were anti-dilutive as the elimination of a loss due to the increase in derivative liabilities was greater than the effect of an increase in the number of potential common shares. In addition, the dilutive impact of 1,333,333 shares from the 18,000,000 warrants outstanding with an exercise price of $5.00 per share was not included in the computation of loss per share in the period from inception to March 31, 2006 since their inclusion would be anti-dilutive.

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

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $463,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

The Company has taxes receivable amounting to approximately $248,000 which represent reimbursement for the overpayment of income taxes.

[7]	Recently Issued Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s financial position or results of operations.

In July 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty In Income Taxes” (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for interim periods of fiscal years beginning after December 15, 2006. The Company is evaluating the requirements of FIN 48 and expects that its adoption will not have a material impact on the Company's financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of March 31, 2007. The adoption of SAB 108 did not have an effect on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Since the Company does not currently have a defined benefit postretirement plan, the adoption of the SFAS 158 will not have any impact on its financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115”,(“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the effect of SFAS 159 and has not yet determined the impact of SFAS 159 on the Company’s results of operations or financial position.

Note C — Restatement and Reclassification of Previously Issued Financial Statements and Derivative Liabilities

On August 21, 2006, the Company filed a Form 8-K (the “August 2006 Form 8-K”) to notify investors that it determined that, based on recent interpretations of the accounting for warrants under EITF No. 00-19, the fair value of the public warrants and the warrants issuable upon the exercise of the unit purchase option (the “embedded warrants”) should be reported as a derivative liability rather than as equity as had been our practice. The August 2006 Form 8-K disclosed that the financial statements contained within the Company’s Form 8-K filed September 6, 2005 (the “September 2005 Form 8-K”) and the Form 10-K for the period from inception through March 31, 2006 (the “Form 10-K”) should no longer be relied upon and stated our intention to amend such Form 8-K and the Form 10-K to record the warrants as derivative liabilities and make additional non-operating gains and losses related to the classification of and accounting for the public warrants and the embedded warrants.

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

After the Company filed the Prior Amended Filings, as a result of comments received from and discussions with the staff of the SEC, the Company determined that the interpretation of EITF No. 00-19 would also require the unit purchase option to be classified as a derivative liability to be adjusted to fair value at each balance sheet date. As a result, on September 25, 2006, the Company filed an amendment to the August 2006 Form 8-K disclosing (i) the date on which it first concluded that the financial statements contained within the September 2005 Form 8-K and Form 10-K should no longer be relied upon; (ii) that, on September 19, 2006, the Company determined to further restate its financial statements to record the unit purchase option issued to the underwriters in our IPO as a liability; (iii) that, as a result of such determination, the Company would file further amendments to the September 2005 8-K and the Form 10-K, which amendments would restate the previously restated financial statements included in the Prior Amended Filings, (iv) that the previously restated financial statements contained in the Prior Amended Filings should no longer be relied upon, (v) that the financial statements contained within the Company’s Forms 10-Q for the quarterly periods ended September 30, 2005, December 31, 2005 and June 30, 2006 (the “Forms 10-Q”) should no longer be relied upon; and (vi) that the Company would amend the Forms 10-Q to restate the financial statements contained therein.

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

As part of the Offering, the Company and the managing underwriters agreed that, within the first 45 calendar days after separate trading of the warrants commenced, the managing underwriters or certain of their principals, affiliates or designees would place bids for and, if their bids were accepted, spend up to $400,000 to purchase warrants in the public marketplace at prices not to exceed $.70 per warrant. The managing underwriters agreed that any warrants purchased by them or their affiliates or designees would not be sold or transferred until completion of a Business Combination by the Company. Additionally, the chief executive officer and the president agreed with the representative of the underwriters, that within the first 45 calendar days after separate trading of the warrants commenced, they or certain of their affiliates or designees would collectively place bids for, and if their bids were accepted, spend up to $1,600,000 to purchase warrants in the public marketplace at prices not to exceed $.70 per warrant. The chief executive officer and president further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until completion of a Business Combination. The units separated on October 10, 2005 and, within the time specified, management purchased 3,794,400 warrants at an average price of $0.4216, and the underwriter purchased 948,000 warrants at an average price of $0.4216.

Note E—Notes Payable to Stockholders

The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

On January 29, 2007, the Company entered into notes with Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by the Company in connection with its business. The loans bear no interest and are payable on demand or upon consummation of a business combination. The Company has agreed to reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes. As of March 31, 2007, Messrs. Balter and Slasky had loaned an aggregate of $200,000 to the Company. From April 1, 2007 through May 23, 2007, Messrs. Balter and Slasky loaned an additional $700,000 in the aggregate to the Company.

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

Note G—Common Stock Reserved for Issuance

At March 31, 2007, 18,900,000 shares of stock were reserved for issuance upon exercise of redeemable warrants.

Note H—Quarterly Financial Data

The following table sets forth the Company’s unaudited quarterly statements of operations for each of the seven most recent quarters in the year ended March 31, 2007. The Company has prepared the unaudited information on the same basis as its audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for the full fiscal year or any other future period.

	September 30, 2005 (As Restated)	December 31, 2005 (As Restated	March 31, 2006 (As Restated)	June 30, 2006 (As Restated)	September 30, 2006	December 31, 2006	March 31, 2007
Statements of operations data:
Operating costs	$(22,499)	$(71,182)	$(121,412)	$(101,567)	$(166,126)	$(120,469)	(1,032,481)
Loss from operations	(22,499)	(71,182)	(121,412)	(101,567)	(166,126)	(120,469)	(1,032,481)
Income (loss) from derivative liabilities	604,499	(431,280)	(4,835,782)	4,776,433	701,714	3,255,749	(3,275,660)
Other income—interest	31,547	405,275	332,453	392,541	399,034	412,858	397,072
Income (loss) before provision for income taxes	613,547	(97,187)	(4,624,741)	5,067,407	934,622	3,548,138	(3,911,069)
Provision for income taxes	--	--	(116,000)	(64,000)	(65,000)	(100,255)	(32,088)
Net income (loss)	$613,547	$(97,187)	$(4,740,741)	$5,003,407	$869,622	$3,447,883	(3,943,157)
Weighted average number of shares outstanding—basic	5,282,606	11,249,997	11,249,997	11,249,997	11,249,997	11,249,997	11,249,997
Net income (loss) per share—basic	$0.12	$(0.01)	$(0.42)	$0.44	$0.08	$0.31	$(.35)
Weighted average number of shares outstanding—diluted	5,282,606	11,249,997	13,024,035	12,9354,798	12,916,059	13,024,035	11,249,997
Net income (loss) per share—diluted	$(0.12)	$(0.01)	$(0.005)	$0.04	$0.03	$0.03	$(0.35)

Note I—Proposed Business Combination

On March 13, 2007, the Company and 180 Connect, Inc. (“180 Connect”) entered into an agreement whereby the Company will, subject to shareholder approval, directly and indirectly acquire all of 180 Connect’s outstanding shares. In addition, as part of the proposed business combination, all outstanding options to purchase 180 Connect common shares will be exchanged for options to purchase Ad.Venture common stock. Ad.Venture will also assume all of 180 Connect’s obligations pursuant to 180 Connect’s outstanding warrants, stock appreciation rights and convertible debentures. If the proposed business combination is completed, 180 Connect will become an indirect subsidiary of the Company and the Company will change its name to “180 Connect Inc.” Approximately 17.2 million shares of the Company’s common stock and/or exchangeable shares, representing approximately 63.7% of the combined company’s voting interests, would be issued to 180 Connect shareholders in connection with the arrangement.

The proposed business combination will be accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. GAAP for accounting and financial reporting purposes. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the transaction will be considered to be a capital transaction in substance. Accordingly, for accounting purposes, the transaction will be treated as the equivalent of 180 Connect issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. The net monetary assets of the Company will be stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of 180 Connect will be carried forward after the arrangement. Operations to be reported on for periods prior to the merger will be those of 180 Connect. Upon the completion of the proposed business combination, the Company expects to change its fiscal year end to December 31 in order to conform to 180 Connect’s fiscal year end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management , including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of such date. Management has concluded that the financial statements included in this annual report on Form 10-K present fairly, in all material respects, our financial position and results of operation and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this item will be contained under the caption “Other Information Related to Ad.Venture—Committees of the Board,” “—Section 16(a) Beneficial Ownership Reporting Compliance” and —Code of Ethics” in our definitive proxy statement with respect to our special meeting in lieu of 2007 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2007 (the “Proxy Statement”) and is hereby incorporated by reference herein. Certain other information required by this item can be found in Item 1 of this annual report on Form 10-K under the caption “Directors and Executive Officers” and is incorporated by reference herein.

Item 11. Executive Compensation

Information required by this item will be contained in the Proxy Statement under the caption “Other Information Related to Ad.Venture—Executive Officer and Director Compensation” and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in the Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Other Information Related to Ad.Venture” and is hereby incorporated by reference herein.

Director Independence

Although we are listed on the OTC Bulletin Board, we have elected to adopt the independence standards applicable to companies listed on The Nasdaq Stock Market. Under Nasdaq’s listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that two of our directors, Mr. Askowitz and Dr. Kalish, are independent within the meaning of Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

Information required by this item will be contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” and is hereby incorporated by reference herein.

PART IV

Item 15. Exhibit and, Financial Statement Schedules

1.  Financial Statements:

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

Exhibit No.	Description

2.1	Arrangement Agreement (1)

2.2	Plan of Arrangement (1)

2.3	Support Agreement (1)

2.4	Voting and Exchange Trust Agreement (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

4.5	Purchase Option granted to Wedbush Morgan Securities Inc. (2)

4.6	Purchase Option granted to Maxim Partners LLC. (2)

9.1	Form of Voting Agreement entered into between the Registrant and each of Messrs. Giacalone, Hallmen, McCarthy, Osing, Roszak and Simunovic. (1)

9.2	Form of Voting Agreement entered into between 180 Connect Inc. and each of Howard S. Balter, Ilan M. Slasky, Lawrence J. Askowitz and Dr. Shlomo Kalish. (1)

10.1	Letter Agreement between the Registrant and Howard S. Balter (2)

10.2	Letter Agreement between the Registrant and Ilan M. Slasky (2)

10.3	Letter Agreement between Wedbush Morgan Securities Inc. and Howard S. Balter (2)

10.4	Letter Agreement between Wedbush Morgan Securities Inc. and Ilan M. Slasky (2)

10.5	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

Exhibit No.	Description

10.6	Registration Rights Agreement among the Registrant and each of the Initial Stockholders (2)

10.7	Warrant Purchase Agreement among Wedbush Morgan Securities Inc. and each of Howard S. Balter and Ilan M. Slasky (2)

10.8	Form of Note issued by the Registrant to each of Howard S. Balter and Ilan M. Slasky. (3)

10.9	Form of Affiliate Agreement entered into between 180 Connect Inc. and each of Peter Giacalone, David Hallmen, M. Brian McCarthy, Byron Osing, Matthew Roszak and Anton Simunovic. (1)

10.10
Form of Amended and Restated Registration Rights Agreement to be entered into among the Registrant and each of Peter Giacalone, David Hallmen, M. Brian McCarthy, Byron Osing, Matthew Roszak and Anton Simunovic. (1)

21.1	List of subsidiaries

31 .1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31 .2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32 .1	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

(1) Incorporated by reference to Ad.Venture Partners, Inc.’s Current Report on Form 8-K filed with the Commission on March 15, 2007.
(2) Incorporated by reference to Ad.Venture Partners, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-124141).
(3) Incorporated by reference to Ad.Venture Partners, Inc.’s Current Report on Form 8-K filed with the Commission on January 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2007	AD.VENTURE PARTNERS, INC. /s/ Howard S. Balter
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

Date: June 8, 2007	/s/ Howard S. Balter
Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2007	/s/ Ilan M. Slasky
Ilan M. Slasky President, Secretary and Director (Principal Financial and Accounting Officer

Date: June 8, 2007	/s/ Lawrence J. Askowitz
Lawrence J. Askowitz Director

Date: June 8, 2007	/s/ Dr. Shlomo Kalish
Dr. Shlomo Kalish Director