Form 10-K/A
period 2007-03-31
Ad.Venture Partners, Inc.
filed 2007-07-27
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

TABLE OF CONTENTS

PAGE

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	4
Item 13.	Certain Relationships and Related Transactions, and Director Independence	6
Item 14.	Principal Accountant Fees and Services	9

PART IV

Item 15.	Exhibits and Financial Statement Schedules	9
SIGNATURES

EXPLANATORY NOTE

Ad.Venture Partners, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Report”) that was filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2007. This Form 10-K/A is being filed to replace Part III, Items 10 through 14 of the Report. In addition, the reference on the cover of the Report to the incorporation by reference of our proxy statement into Part III of the Report is hereby amended to delete that reference. Except as set forth in this Form 10-K/A, no changes have been made to the Report, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Report This Form 10-K/A does not reflect events that occurred after the filing of the Report. The terms “Ad.Venture Partners,” “we,” “us” and “our” as used in this Amendment No. 1 on Form 10-K/A refer to Ad.Venture Partners, Inc.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position	Year Appointed/Elected
Howard S. Balter	45	Chairman and Chief Executive Officer	2005
Ilan M. Slasky	37	President, Secretary and Director	2005
Lawrence J. Askowitz*	41	Director	2005
Dr. Shlomo Kalish*	55	Director	2005

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

Ilan M. Slasky is our president, secretary and one of our directors. In addition, Mr. Slasky was vice chairman and a managing member of Innovation Interactive, LLC from May 2002 until its sale in November 2005. Prior to that he was chief financial officer at Net2phone, Inc. from January 1999 to January 2002. Prior to his employment with Net2Phone, Inc., Mr. Slasky was employed by IDT Corp., where he was its executive vice president of finance from December 1997 to January 1999, its director of carrier services from November 1996 to July 1997 and its director of finance from May 1996 to November 1996. Mr. Slasky worked for Merrill Lynch as a supervisor in the Risk Management group from 1992 to 1993, as an assistant fixed income trader from 1993 to 1994 and as a collateral management specialist in the Global Equity Derivatives group from 1994 to 1995.

Lawrence J. Askowitz is one of our directors. In addition, Mr. Askowitz is a founder and partner at Gabriel Advisors, LLC, which advises and acquires communication and media technology companies. Before founding Gabriel Advisors, LLC, from April 2004 to April 2005, Mr. Askowitz was the telecommunication and media technology partner at ZelnickMedia Corporation, a private equity firm that acquires and operates media businesses. Mr. Askowitz was employed by Deutsche Bank in the Telecommunications Corporate Finance Group, where he served as a director from September 2000 through December 2001 and as a managing director and head of the U.S. Wireless Banking practice from January 2002 to September 2003. From April 1998 to December 1999, Mr. Askowitz was a vice president at Credit Suisse First Boston in the Media & Telecommunications Corporate Finance Group and the Mergers & Acquisitions Group and served as a director of those groups from January 2000 to September 2000. From 1987 to 1998, Mr. Askowitz was employed by Lazard where he worked as an analyst, associate and vice president in the Banking and Public Finance Departments. Mr. Askowitz served as a director of Horizon PCS, Inc., a provider of personal communications services under the Sprint brand from October 2004 until July 2005 when it merged into iPCS Inc., another Sprint affiliate. Since November 1, 2005, Mr. Askowitz has served on the Advisory Board of Infogate Online, an IPTV middleware provider.

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

Committee of the Board of Directors

Our board of directors has established an Audit Committee, which reports to the board of directors. Mr. Askowitz and Dr. Kalish serve as members of our Audit Committee. Our board of directors has determined that it does not have an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended. In light of our limited operations at this time, our board of directors has determined that it will postpone any decision on whether to search for an audit committee financial expert until we can more accurately ascertain our future business operations. The board has adopted a charter for the Audit Committee.

The Audit Committee is required to be composed entirely of at least two independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, our directors and executive officers, and any persons holding 10% or more of our common stock, are required to report their beneficial ownership and any changes therein to the Commission and to us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year ended March 31, 2007 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Special Advisors

We consult from time-to-time with certain individuals who have demonstrated experience in the financial and technology-related sectors, who we call our special advisors. Our special advisors have no formal rights or duties as such, are not considered consultants or members of our management and therefore owe no fiduciary duties to us or our stockholders. We consider all special advisors to have equal stature and we expect them to act as an informal advisory panel for us. The following individuals are our special advisors:

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

We may identify, from time to time, additional individuals to serve as special advisors if those individuals possess a level of experience within the technology, media and telecommunications sectors that we believe may be beneficial to us. We will not compensate individuals for service as special advisors, other than providing reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf.

Code of Ethics

We have adopted a code of ethics that applies to directors, officers and employees. You may obtain a copy of the Company’s code, free of charge, by contacting our corporate secretary, Mr. Ilan M. Slasky, at 360 Madison Avenue, 21st Floor, New York, NY 10017. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

No executive officer, director or initial stockholder, nor any affiliate thereof, has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged, provided that no proceeds held in the trust account will be used to reimburse out-of-pocket expenses prior to a business combination. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs following consummation of the proposed arrangement with 180 Connect Inc. Since no compensation has been paid, the compensation tables are omitted from this filing.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee and the entire board of directors performs the functions of a compensation committee.

Compensation Committee Report

The board of directors has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above, and, based on such review and discussion, our board determined that the above disclosure be included in this report.

The members of the board of directors are:

Lawrence J. Askowitz
Howard S. Balter
Shlomo Kalish
Ilan M. Slasky

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 25, 2007, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock(3)
Howard S. Balter(4)	3,542,102	25.7%
Ilan M. Slasky(5)	2,277,298	18.2%
Lawrence J. Askowitz	45,000	*
Dr. Shlomo Kalish	45,000	*
The Baupost Group, L.L.C.(6) 10 St. James Avenue, Suite 2000 Boston, MA 02116	1,117,400	9.9%
Entities affiliated with Fir Tree, Inc.(7) 505 Fifth Avenue, 23rd Floor New York, NY 10017	1,008,100	9.0%
Entities affiliated with Satellite Asset Management, L.P.(8) 623 Fifth Avenue, 19th Floor New York, NY 10022	838,000	7.5%
Andrew M Weiss, Ph.D. (9) 29 Commonwealth Avenue, 10th Floor Boston, MA 02116	1,241,000	11%
All directors and executive officers as a group (4 individuals)	5,909,500	39.3%

* Represents less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Ad.Venture Partners, Inc., 360 Madison Avenue, 21st Floor, New York, NY 10017

(2)
This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)	Applicable percentages are based on 11,249,997 shares outstanding on July 25, 2007.

(4)	Includes 2,529,602 shares issuable upon exercise of outstanding warrants within 60 days of July 25, 2007.

(5)	Includes 1,264,798 shares issuable upon exercise of outstanding warrants within 60 days of July 25, 2007.

(6)	Based upon information contained in the Schedule 13G/A filed February 13, 2007, by The Baupost Group, L.L.C.

(7)
Based upon information contained in the Schedule 13G/A filed February 14, 2007, by Fir Tree Inc. Shares beneficially held as a group together with Sapling, LLC (“Sapling”) and Fir Tree Recovery Master Fund, L.P. (“Fir Tree Recovery”) as follows: 679,211 shares held by Sapling, 328,889 shares held by Fir Tree Recovery. Fir Tree, Inc. is the investment manager of both Sapling and Fir Tree Recovery.

(8)
Based upon information contained in the Schedule 13G/A filed February 14, 2007, by Satellite Asset Management, L.P. Shares beneficially held as a group together with Satellite Fund II, L.P. (“Satellite II”), Satellite Fund IV, L.P. (“Satellite IV”), Satellite Overseas Fund, Ltd. (“Overseas”), The Apogee Fund, Ltd. (“Apogee”), Satellite Overseas Fund V, Ltd. (“Overseas V”), Satellite Overseas Fund VI, Ltd. (“Overseas VI”), Satellite Overseas Fund VII, Ltd. (“Overseas VII”), Satellite Overseas Fund VIII, Ltd. (“Overseas VIII”), Satellite Overseas Fund IX, Ltd. (“Overseas IX”), Satellite Strategic Finance Partners, Ltd. (“Satellite Finance”), Satellite Asset Management, L.P. (“Satellite AM”), Satellite Fund Management LLC (“Satellite FM”), and Satellite Advisors, L.L.C. (“Satellite Advisors”) as follows: 111,160 shares held by Satellite II, 15,510 shares held by Satellite IV, 284,650 shares held by Overseas, 35,380 shares held by Apogee, 17,090 shares held by Overseas V, 9,550 shares held by Overseas VI, 11,900 shares held by Overseas VII, 17,130 shares held by Overseas VIII, 33,340 shares held by Overseas IX, 302,290 shares held by Satellite Finance. Satellite Advisors is the general partner of Satellite II and Satellite IV. Satellite FM is the general partner of Satellite AM. Satellite AM is the investment manager for Overseas, Apogee, Overseas V, Overseas VI, Overseas VII, Overseas VIII, Overseas IX and Satellite Finance. Satellite Advisors and Satellite FM each share the same Executive Committee.

(9)
Based on information contained in the Schedule 13G/A filed May 24, 2007 by Weiss Asset Management, LLC (“Weiss Asset Management”). Shares beneficially held as follows: 887,480 shares held by Weiss Asset Management and 353,520 shares held by Weiss Capital, LLC (“Weiss Capital”). Shares reported for Andrew Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Asset Management and shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital, the investment manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein.

Changes in Control

We are proposing to engage in a business combination with 180 Connect Inc., a corporation organized under the laws of Canada (“180 Connect”), pursuant to which we will indirectly acquire all of 180 Connect’s outstanding shares and 180 Connect will thereby become our indirect subsidiary. The combination will be carried out pursuant to an arrangement under a plan of arrangement pursuant to the Canada Business Corporations Act as set forth in the arrangement agreement dated March 13, 2007, as amended by amendment no. 1 thereto dated as of July 2, 2007, among us, 180 Connect and 6732097 Canada Inc., a corporation incorporated under the laws of Canada and our indirect wholly-owned subsidiary (“Purchaser”), whereby Purchaser will acquire all the outstanding 180 Connect common shares in exchange for either shares of our common stock, exchangeable shares of Purchaser or a combination of shares of our common stock and exchangeable shares of Purchaser. The exchangeable shares will entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of our common stock and holders of exchangeable shares will also have the right, through the voting and exchange trust agreement, to vote at meetings of our stockholders. In addition, as part of the arrangement, all outstanding options to purchase 180 Connect common shares will be exchanged for options to purchase our common stock. We will also assume all of 180 Connect’s obligations pursuant to 180 Connect’s outstanding warrants, stock appreciation rights and convertible debentures. If the arrangement is completed, 180 Connect will be our indirect subsidiary and we will change our name to 180 Connect Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

All ongoing and future material transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction. In their consideration of each transaction, these members of the board shall be provided with access, should they so request and at our expense, to our attorneys or independent legal counsel selected by them. Moreover, we shall endeavor to obtain and present to the directors considering such transaction estimates obtained from unaffiliated third parties for similar goods or services to ascertain whether such transaction is on terms that are no less favorable to us than is otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party is found to be on terms less favorable to us than with an unaffiliated third party, we will not engage in such transaction.

Interests of Directors and Officers in the Arrangement

Our investors should be aware of the following interests our directors and officers have in the proposed arrangement:

•
Our directors and officers hold 2,249,997 shares of our common stock purchased prior to our initial public offering. If we do not complete the proposed arrangement by August 31, 2007, we will be required to commence proceedings to dissolve and liquidate. In such event, these shares of common stock will be worthless because our initial stockholders, including each of our directors and officers, have waived any rights to receive any liquidation proceeds in respect of those shares.

•
Our two executive officers, Messrs. Balter and Slasky, purchased 3,794,400 Ad.Venture warrants for an aggregate purchase price of $1.6 million. These warrants will expire and become worthless if the arrangement is not completed.

•
On July 2, 2007, 180 Connect entered into an amendment of its existing credit facility with Laurus Master Fund, Ltd. (“Laurus”), whereby Laurus increased 180 Connect’s revolving credit facility from $37.0 million to $45.0 million until the earlier of (a) the date the arrangement is consummated, (b) forty-five days following the date our stockholders vote against the arrangement but in no event later than September 30, 2007, (c) September 30, 2007 if the arrangement is not consummated on or before August 31, 2007 and (d) the date a capital raising transaction or refinancing of 180 Connect is consummated (the “Laurus Expiration Date”). In addition, Laurus also agreed to extend the maturity of the over-advance facility from July 31, 2007 until the Laurus Expiration Date. In connection with this financing, Messrs. Balter and Slasky agreed to provide a limited recourse guaranty for a portion of the additional financing Laurus is providing to 180 Connect by placing $7.0 million in cash in a brokerage account, which will be pledged to Laurus. The cash in the account may be used solely to purchase shares of our common stock, which will be deposited into the brokerage account as replacement collateral. If the arrangement fails to complete and, if payments owed to Laurus are not made, Laurus may foreclose on the additional collateral and apply a portion or all of the collateral against the amount over $37.0 million drawn down under the revolving credit facility. In the event of a foreclosure by Laurus on the collateral, 180 Connect will be required to repay Messrs. Balter and Slasky the foreclosure amount, up to $7.0 million. However, 180 Connect will be prohibited from such repayment under the terms of 180 Connect’s indebtedness owed to Laurus except to the extent it consummates a capital raising transaction. Accordingly, there is no guarantee that Messrs. Balter and Slasky will recover the full $7.0 million unless the arrangement is consummated.

•	As consideration for the guaranty and pledge, pursuant to the terms of a Letter Agreement between 180 Connect and Messrs. Balter and Slasky dated July 2, 2007, 180 Connect agreed:

•	to reimburse Messrs. Balter and Slasky up to $150,000 for their fees and expenses in connection with the guaranty and pledge.

•
to reimburse us and/or Messrs. Balter and Slasky up to $1.4 million for professional fees and expenses incurred in connection with the arrangement in the event the arrangement is not completed due to the failure of the 180 Connect shareholders to approve the arrangement (a “180 Connect Shareholder Disapproval”) or due to 180 Connect’s requirement for additional financing prior to the closing of the arrangement, which would cause 180 Connect to issue additional debt or equity securities and which would require an amendment to this registration statement at a time such that the special meeting could not be held on or prior to August 31, 2007 (a “180 Connect Financing Delay”).

•
to issue 250,000 warrants to Messrs. Balter and Slasky, with a five-year term, exercisable at the five-day volume weighted average price on the Toronto Stock Exchange for the five trading days immediately following such announcement in the event the arrangement is not completed due to a 180 Connect Shareholder Disapproval or a 180 Connect Financing Delay, then on the later of August 31, 2007, or such day which is five days following the announcement of the failure of the arrangement to complete. The shares issued by 180 Connect pursuant to the exercise of the warrants will be subject to a one-year lock-up period.

•
in the event the arrangement is not completed, to give Messrs. Balter and Slasky the right to participate in any subsequent private placement or similar financing transaction of 180 Connect consummated during 2007 on the same terms and conditions as the other investors in such private placement or other financing transaction in an amount up to $7.0 million.

•	As of July 25, 2007, Messrs. Balter and Slasky had loaned us approximately $900,000 on an interest-free basis to cover operating expenses. Messrs. Balter and Slasky expect to make additional loans to us to cover the operating expenses and professional fees and expenses associated with the arrangement. As discussed above, in the event of a 180 Connect Shareholder Disapproval or a 180 Connect Financing Delay, 180 Connect has agreed to reimburse us and/or Messrs. Balter and Slasky up to $1.4 million for professional fees and expenses associated with the arrangement. However, 180 Connect may make such reimbursements only after the Laurus Expiration Date and so long as 180 Connect has satisfied its repayment obligations to Laurus and no other default or event of default has occurred and is continuing under the terms of the indebtedness owed to Laurus. Accordingly, there is no guarantee that Ad.Venture or Messrs. Balter and Slasky will receive any such reimbursement. In addition, if the arrangement is not completed for any other reason, Messrs. Balter and Slasky are unlikely to receive reimbursement for the loans made to Ad.Venture.

•	After the completion of the arrangement, Messrs. Balter, Slasky and Askowitz will continue to serve as members of the board of directors of the combined entity. As such, in the future they may receive cash compensation, board fees, stock options or stock awards if the board of directors so determines. We have not yet made any determinations regarding the compensation we will pay our directors after completion of the arrangement.

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

Item 14. Principal Accountant Fees and Services

During the fiscal years ended March 31, 2006 and March 31, 2007, our independent auditor was Eisner LLP.

	For the Period April 7, 2005 (Inception) through March 31, 2006	For the Fiscal Year Ended March 31, 2007
Audit Fees	$35,000	$40,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	$15,000
Total Fees:	$35,000	$55,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Eisner LLP in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Ad.Venture’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees consist of fees billed for review of 180 Connect’s work papers for the year ended December 31, 2006.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.2
Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned.

AD.VENTURE PARTNERS, INC.
Date: July 27, 2007	/s/ Howard S. Balter
Howard S. Balter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: July 27, 2007	/s/ Howard S. Balter
Howard S. Balter Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2007	*
Ilan M. Slasky President, Secretary and Director (Principal Financial and Accounting Officer

Date: July 27, 2007	*
Lawrence J. Askowitz Director

Date: July 27, 2007	*
Dr. Shlomo Kalish Director

By:	/s/ Howard S. Balter
Howard S. Balter *Pursuant to Power of Attorney filed with the Annual Report on Form 10-K on June 8, 2007