Form 10-Q
period 2007-06-30
Ad.Venture Partners, Inc.
filed 2007-08-17
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51456

AD.VENTURE PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2650200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Cooley Godward Kronish LLP The Grace Building 1114 Avenue of the Americas New York, New York	10036
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2007, 11,249,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

AD.VENTURE PARTNERS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,546	$15,163
Prepaid expenses	5,000	5,000
Taxes receivable	229,553	248,537
Total current assets	335,099	268,700

Investments held in Trust Account	52,666,307	52,338,250
Fixed assets, net of accumulated depreciation	2,792	3,046

Total assets	$53,004,198	$52,609,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$858,641	$932,865
Taxes payable	72,308	0
Derivative liabilities	10,821,602	7,934,799
Notes payable to Stockholders	900,000	200,000
Total current liabilities	12,652,551	9,067,664

Common stock, and changes in Trust Account value attributable to shares subject to possible redemption, 1,799,100 shares	10,625,561	10,539,882

STOCKHOLDERS’ EQUITY
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock — $0.0001 par value; 50,000,000 shares authorized; 11,249,997 shares issued and outstanding (which includes 1,799,100 shares subject to possible redemption)	1,125	1,125
Additional paid-in capital	32,343,046	32,343,046
Retained earnings (deficit) accumulated during development stage	(2,618,085)	658,279
Total stockholders’ equity	29,726,086	33,002,450
Total liabilities and stockholders’ equity	$53,004,198	$52,609,996

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	April 7, 2005 (Date of Inception) Through June 30, 2007

Operating costs	$(597,910)	$(101,567)	$(2,234,646)
Loss from operations	(597,910)	(101,567)	(2,234,646)
Income (loss) from derivative liabilities	(2,886,803)	4,776,433	(2,091,130)
Other income—interest	428,611	392,541	2,770,218
Income (loss) before provision for income taxes	(3,056,102)	5,067,407	(1,555,558)
Provision for income taxes	134,583	(64,000)	511,926
Net income (loss)	$(3,190,685)	$5,003,407	$(2,067,484)
Weighted average number of shares outstanding—basic	11,249,997	11,249,997	—
Net income (loss) per share—basic	$(0.28)	$0.44	—
Weighted average number of shares outstanding—diluted	11,249,997	12,935,798	—
Net income (loss) per share—diluted	$(0.28)	$0.04	—

Pro Forma Adjustment:
Interest income attributable to common stock subject to possible redemption (net of taxes $0)	$(85,679)	$(104,927)	$(550,601)
Pro forma net income (loss) attributable to common stockholders not subject to possible redemption	$(3,276,364)	$4,898,480	$(2,618,085)
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—basic	9,450,897	9,450,897	—
Pro forma net income (loss) per share, excluding shares subject to possible redemption—basic	$(0.35)	$0.52	—
Pro forma weighted average number of shares outstanding, excluding shares subject to possible redemption—diluted	9,450,897	11,136,698	—
Pro forma net income (loss) per share, excluding shares subject to possible redemption—diluted	$(0.35)	$0.04	—

AD.VENTURE PARTNERS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	April 7, 2005 (Date of Inception) Through June 30, 2007
Cash flows from operating activities:
Net income (loss)	$(3,190,685)	$5,003,407	$(2,067,484)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss (gain) from derivative liabilities	2,886,803	(4,776,433)	2,091,130
Depreciation	254	254	2,285
Changes in operating assets and liabilities:
Prepaid expenses	—	19,615	(5,000)
Taxes receivable	18,984	—	(229,553)
Accrued expenses	(74,224)	(33,042)	858,641
Taxes payable	72,308	(52,000)	72,308
Net cash provided by (used in) operating activities	(286,560)	161,801	722,327

Cash flows from investing activities:
Cash held in Trust Account	(328,057)	(388,641)	(52,666,307)
Purchases of property and equipment	—	—	(5,077)
Net cash used in investing activities	(328,057)	(388,641)	(52,671,384)
Cash flows from financing activities:
Issuance of stock	—	—	51,148,503
Proceeds from sale of common stock to founders	—	—	1,000
Proceeds from issuance of representative’s option	—	—	100
Proceeds from notes payable to stockholder	700,000	—	1,050,000
Repayment of notes payable to stockholders	—	—	(150,000)
Net cash provided by financing activities	700,000	—	52,049,603
Net increase in cash and cash equivalents	85,383	(226,840)	100,546
Cash and cash equivalents, beginning of period	15,163	579,029	—
Cash and cash equivalents, end of period	$100,546	$352,189	$100,546
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$99,775	$116,000	$702,555

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

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on August 25, 2005. The Company consummated the Offering on August 31, 2005 and received net proceeds of approximately $51.2 million. Of the net proceeds, $50,380,000 was placed in a trust account (“Trust Account”) and invested in mutual funds and municipal money market funds until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The proceeds of the offering not held in the trust account have been used by the Company to pay offering expenses and operating expenses, including expenses incurred in connection with its pursuit of the proposed Arrangement with 180 Connect Inc. (as described in Note G) and other potential business combinations. Except for amounts released to pay taxes on interest earned on the trust account, the funds in the Trust Account will not be released until the earlier of the completion of the arrangement or the Company’s dissolution and liquidation.

In the event that the Company does not consummate the Arrangement by August 31, 2007, the Company will be required to commence proceedings to dissolve, liquidate and distribute the proceeds held in the Trust Account to its public stockholders, excluding the Initial Stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

Note B—Summary Of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[2]	Investments held in Trust Account:

At June 30, 2007, the investments held in the Trust Account consisted of tax-exempt municipal money market funds, and are treated as trading securities and recorded at their market value. The excess of market over cost is included in interest income in the accompanying statement of operations.

[3]	Accounting for Warrants and Derivative Instruments

Emerging Issues Task Force issue EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Offering (the “public warrants”) and the unit purchase option issued to the underwriters in connection with the Offering (further described in Note C below) should be classified as a derivative liability.

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

Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of these warrants and the unit purchase option are shown on the Company’s balance sheet and the changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) from derivative liabilities.” The Company determined the initial valuation of the warrants based upon the difference between the per-unit offering price of the units in the Offering and the discounted per-share amount placed into the Trust Account. The Company determined the valuation of the warrants at September 30, 2005 based upon the difference between the market price of the units and the discounted per-share amount placed into the Trust Account. Thereafter, since the warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations. As of June 30, 2007, the closing sale price for the warrants was $0.53, resulting in a total warrant liability of $9,540,000.

The Company determined the fair value of the unit purchase option at June 30, 2007 using a Black Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 3.16 years, volatility of 63% and a risk-free rate of 4.89%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income (loss). The Company continues to base its volatility assumption on the five-year average historical stock prices of the same representative sample of 20 technology, media and telecommunications companies as used in its initial valuation. The volatility factor used in Black Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. For the embedded warrants, the Company based the valuation on the closing sale price for the public warrants as of June 30, 2007 adjusted by the percentage difference between the valuations obtained using a Black Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants.

[4]	Earnings per common share:

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method. During the three months ended June 30, 2007, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of convertible warrants would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares.

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

The Company recorded a deferred income tax asset for the tax effect of start-up costs and temporary differences, aggregating approximately $662,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

The Company has taxes receivable amounting to $229,553 which represent overpayment of income taxes.

[7]	Recently Issued Accounting Pronouncements:

In July 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty In Income Taxes” (“FIN 48”), which addresses the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken on the Company's tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for interim periods of fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157"). SFAS 157 defines "fair value", establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of SFAS 157 and has not yet determined the impact of SFAS 157 on the Company's financial position or results of operations.

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

Note D—Notes Payable to Stockholders

The Company issued an aggregate of $150,000 in promissory notes to Messrs. Balter and Slasky in April 2005. The notes bear interest at a rate of 4% per year. The notes were paid upon consummation of the Offering from the net proceeds of the Offering.

On January 29, 2007, the Company entered into notes with Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by the Company in connection with its business. The loans bear no interest and are payable on demand or upon consummation of a business combination. The Company has agreed to reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes. As of August 10, 2007, Messrs. Balter and Slasky had loaned an aggregate of $900,000 to the Company.

Note E—Related Party Transaction

Following the consummation of its initial public offering, the Company cancelled its office agreement with Innovation Interactive, LLC, a company where certain of the Initial Stockholders served in executive capacities, under which the Company agreed to pay an administrative fee of $7,500 per month for office space and general and administrative services. Following cancellation of that arrangement, the Company relocated its offices under an informal agreement with an unrelated third party whereby the Company agreed to pay a base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services (see Note H).

Note F—Common Stock Reserved for Issuance

At June 30, 2007, 18,900,000 shares of stock were reserved for issuance upon exercise of redeemable warrants.

Note G—Proposed Business Combination

The Company is proposing to engage in a Business Combination with 180 Connect Inc., a corporation organized under the laws of Canada (“180 Connect”), pursuant to which the Company will indirectly acquire all of 180 Connect’s outstanding shares and 180 Connect will thereby become the Company’s indirect subsidiary. The combination will be carried out pursuant to an arrangement under a plan of arrangement pursuant to the Canada Business Corporations Act as set forth in the arrangement agreement dated March 13, 2007, as amended by amendment no. 1 thereto dated as of July 2, 2007 and further amended by amendment no. 2 thereto effective as of August 6, 2007 (the “Arrangement Agreement”), among the Company, 180 Connect and 6732097 Canada Inc., a corporation incorporated under the laws of Canada and the Company’s indirect wholly-owned subsidiary (“Purchaser”), whereby Purchaser will acquire all the outstanding 180 Connect common shares in exchange for either shares of the Company’s common stock, exchangeable shares of Purchaser or a combination of shares of the Company’s common stock and exchangeable shares of Purchaser (the “Arrangement”). The exchangeable shares will entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of the Company’s common stock and holders of exchangeable shares will also have the right, through the voting and exchange trust agreement, to vote at meetings of the Company’s stockholders. In addition, as part of the arrangement, all outstanding options to purchase 180 Connect common shares will be exchanged for options to purchase the Company’s common stock. The Company’s will also assume all of 180 Connect’s obligations pursuant to 180 Connect’s outstanding warrants, stock appreciation rights and convertible debentures. If the arrangement is completed, 180 Connect will be the Company’s indirect subsidiary and the Company will change its name to 180 Connect Inc.

The Company’s Registration Statement on Form S-4 registering the shares of the Company’s common stock issuable upon exchange of the exchangeable shares was declared effective by the Securities and Exchange Commission on August 9, 2007, and the proxy statement/prospectus relating to the Arrangement and certain other matters was mailed to the Company’s securityholders on August 10, 2007. At a special meeting in lieu of annual meeting of the Company’s stockholders, scheduled for August 24, 2007, the Company’s stockholders will vote on whether to adopt the Arrangement Agreement and approve the Arrangement with 180 Connect. In the event that holders of 20% or more of the shares issued in the Offering vote against the Arrangement, the Arrangement will not be consummated. However, the persons who were stockholders prior to the Offering (the “Initial Stockholders”) will participate in any liquidation distribution only with respect to any shares of the common stock acquired in connection with or following the Offering.

The proposed Arrangement will be accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. GAAP for accounting and financial reporting purposes. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the transaction will be considered to be a capital transaction in substance. Accordingly, for accounting purposes, the transaction will be treated as the equivalent of 180 Connect issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. The net monetary assets of the Company will be stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of 180 Connect will be carried forward after the Arrangement. Operations to be reported on for periods prior to the merger will be those of 180 Connect. Upon the completion of the proposed Arrangement, the Company expects to change its fiscal year end to December 31 in order to conform to 180 Connect’s fiscal year end.

Note H—Subsequent Events

On July 31, 2007, the Company cancelled its informal agreement for rental of office space and certain administrative services.

As described in Note G, the arrangement agreement with 180 Connect, dated March 13, 2007, was amended by amendment no. 1 thereto on July 2, 2007 and further amended by amendment no. 2 thereto effective August 6, 2007.

On August 7, 2007, the 180 Connect shareholders and optionholders voted to approve the arrangement of 180 Connect.

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

Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors.

We are proposing to engage in a business combination with 180 Connect Inc., a corporation organized under the laws of Canada (“180 Connect”), pursuant to which we will indirectly acquire all of 180 Connect’s outstanding shares and 180 Connect will thereby become our indirect subsidiary. The combination will be carried out pursuant to an arrangement under a plan of arrangement pursuant to the Canada Business Corporations Act as set forth in the arrangement agreement dated March 13, 2007, as amended by amendment no. 1 thereto dated as of July 2, 2007 and further amended by amendment no. 2 thereto effective as of August 6, 2007, among us, 180 Connect and 6732097 Canada Inc., a corporation incorporated under the laws of Canada and our indirect wholly-owned subsidiary (“Purchaser”), whereby Purchaser will acquire all the outstanding 180 Connect common shares in exchange for either shares of our common stock, exchangeable shares of Purchaser or a combination of shares of our common stock and exchangeable shares of Purchaser. The exchangeable shares will entitle the holders to dividends and other rights that are substantially economically equivalent to those of holders of our common stock and holders of exchangeable shares will also have the right, through the voting and exchange trust agreement, to vote at meetings of our stockholders. In addition, as part of the arrangement, all outstanding options to purchase 180 Connect common shares will be exchanged for options to purchase our common stock. We will also assume all of 180 Connect’s obligations pursuant to 180 Connect’s outstanding warrants, stock appreciation rights and convertible debentures. If the arrangement is completed, 180 Connect will be our indirect subsidiary and we will change our name to 180 Connect Inc.

RESULTS OF OPERATIONS

Net Income (Loss)

For the three months ended June 30, 2007, we had a net loss of approximately $3,191,000 derived primarily from a loss on derivative liabilities of $2,886,803 resulting from an increase in the fair market value of our warrants outstanding, as compared to net income of approximately $5.0 million derived from interest income of approximately $393,000 and a gain on derivative liabilities of approximately $4.8 million for the same period in the previous year.

For the period from April 7, 2005 (inception) through June 30, 2007, we had net loss of approximately $2,067,000, derived from the loss on derivative liabilities resulting from an increase in the fair market value of our warrants outstanding, net of interest income less operating expenses and taxes, as compared to income of $748,853 for the period from April 7, 2005 (inception) through June 30, 2006.

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

Since our initial public offering we have expended all of the funds held outside of our trust account. In addition to amounts spent on legal and accounting due diligence on prospective acquisitions, we have spent significant amounts on legal and accounting fees related to our SEC reporting obligations as well as on continuing general and administrative expenses. We expect to incur significant additional expenses in connection with the arrangement. On January 29, 2007, we entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund our operating expenses and expenses in connection with the arrangement. The loans bear no interest and are payable upon demand or upon the consummation of a business combination. We have agreed to reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes. We currently believe Messrs. Balter and Slasky will continue to loans funds to us to cover our expenses. However, in the event that Messrs. Balter and Slasky are unable or unwilling to continue to loan funds to us, we may not be able to consummate the arrangement, in which case we would be required to dissolve and liquidate.

If we dissolve and liquidate prior to the consummation of a business combination, Messrs. Balter and Slasky, pursuant to the certain written agreement executed in connection with our initial public offering, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold to us and target businesses who have entered into written agreements, such as a letter of intent or confidentiality agreement, with us and who have not waived all of their rights to make claims against the proceeds in the trust account. We currently believe a significant portion of the accounts payable and accrued offering costs and acquisition costs reflected on our balance sheet would be considered vendor claims for purposes of the indemnification provided by our officers. We expect that the indemnification provided by our officers would cover these costs and expenses and the costs and expenses of the dissolution and liquidation to the extent these costs and expenses relate to vendor claims. We cannot assure you that Messrs. Balter and Slasky will be able to satisfy those indemnification obligations. As a result, the indemnification described above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account. In addition, the trust account could be subject to claims of third parties and our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

Off-Balance Sheet Arrangements

Other than contractual obligation incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Contractual Obligations

We had no long-term liabilities as of June 30, 2007.

In connection with our initial public offering, we agreed to pay the underwriters additional underwriting fees and expenses of $1.6 million upon the consummation of our initial business combination. We expect that such fees and expenses will be paid out of the proceeds in the trust account upon consummation of the arrangement. Of such fees and expenses, $1.1 million constitute additional underwriting fees and $0.5 million constitutes an additional non-accountable expense allowance.

On January 29, 2007, we entered into notes with each of Messrs. Balter and Slasky pursuant to which Messrs. Balter and Slasky may loan such amounts as are necessary to fund the obligations incurred by us in connection with our business. As of August 10, 2007, Messrs. Balter and Slasky have loaned us an aggregate of $900,000. The loans are payable on demand or upon consummation of a business combination, and we will reimburse Messrs. Balter and Slasky for any tax liabilities they may incur as a result of any imputed interest income related to the notes.

On March 13, 2007, we entered into the arrangement agreement with 180 Connect, which was subsequently amended by amendment no. 1 thereto dated July 2, 2007 and amendment no. 2 thereto effective August 6, 2007, pursuant to which we intend to issue approximately 20.1 million shares of our common stock and/or exchangeable shares to the shareholders of 180 Connect. We have also agreed to exchange all outstanding options to purchase 180 Connect common shares for options to purchase our common stock and to assume all outstanding stock appreciation rights of 180 Connect and outstanding warrants to purchase common shares of 180 Connect in connection with the arrangement.

Following the consummation of our initial public offering, we cancelled the office service agreement with Innovation Interactive, LLC, which was an affiliate of Howard S. Balter, our chairman of the board and chief executive officer, Ilan M. Slasky, our president, secretary and director. Following cancellation of that arrangement, we relocated our office and entered into an informal agreement with an unrelated third party whereby we paid base rent of $2,058 per month, on a month-to-month basis, in exchange for office space and certain administrative services. On July 31, 2007, we cancelled our informal agreement for rental of office space and certain administrative services and do not anticipate making alternate office space arrangements until the arrangement has been consummated.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (principal executive officer) and our president (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our chief executive officer and president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this quarterly report on Form 10-Q. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected.

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

Pursuant to our Amended and Restated Certificate of Incorporation, we must liquidate and dissolve if we do not complete the proposed arrangement by August 31, 2007. If we dissolve and liquidate before we consummate a business combination and distribute the proceeds deposited in our trust account, our public stockholders will receive less than the unit offering price in the initial public offering of $6.00 and our warrants will expire worthless. Because we have expended all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, the per-share liquidation price, based on the funds in the trust account as of June 30, 2007, would be $5.85 or $0.15 less than the per unit offering price in our initial public offering of $6.00, assuming that amount was not further reduced by taxes payable in respect of interest earned on such funds and claims of creditors. We cannot assure you that the actual per-share liquidation price will not be less than $5.85 per share. In the event that our board of directors recommends and our stockholders approve our dissolution and the distribution of our assets and it is subsequently determined that our reserves for claims and liabilities to third parties are insufficient, stockholders who receive funds from our trust account could be liable to creditors in an amount up to the amount of the funds received.

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

We currently believe that our dissolution and any plan of distribution subsequent to the expiration of the required time frames for the consummation of a business combination would proceed in approximately the following manner:

•
our board of directors will, consistent with our obligation in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of distribution, which it will then vote to recommend to our stockholders, and at such time it will also cause to be prepared a preliminary proxy statement/prospectus setting out the plan of distribution as well as our board of directors’ recommendation of our dissolution and the plan of distribution;

•	upon such deadline, we would file our preliminary proxy statement/prospectus with the SEC;

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

In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we would nonetheless continue to pursue stockholder approval for our dissolution. These procedures, or a vote to reject our dissolution and any plan of distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our dissolution and plan of distribution. Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and senior to claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due to them. Accordingly, the actual per-share amount distributed from the trust account to our public stockholders could be significantly less than approximately $5.85 per share due to taxes payable in respect of interest earned on the funds held in the trust account and claims of creditors. Any claims by creditors could cause additional delays in the distribution of trust funds to the public stockholders beyond the time periods required to comply with DGCL procedures and federal securities laws and regulations.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders will be less than $5.85 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or that such waivers would be held enforceable if challenged. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.. If we are unable to complete a business combination and are forced to liquidate, Howard S. Balter, our chairman of the board and chief executive officer, and Ilan M. Slasky, our president and secretary, have agreed, under certain circumstances, to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us, or claims of any target businesses with which we have entered into a letter of intent, confidentiality agreement or other written agreement, in each case to the extent the payment of such debts or obligations actually reduces the amount of funds in the trust accounts. However, we cannot assure you that Messrs. Balter and Slasky will be able to satisfy those obligations. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.85, plus interest (net of taxes payable on income of the funds in the trust account), due to claims of such creditors.

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

Outstanding warrants and the unit purchase option issued to the underwriters in our initial public offering will become exercisable after consummation of the arrangement. If they are exercised, a substantial number of additional shares of our common stock will be eligible for resale in the public market, which could adversely affect the market price.

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

Neither we nor 180 Connect have ever declared or paid any cash dividends on shares of our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for reinvestment in the development and expansion of our business. Any decision to pay cash dividends in the future will be made by our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors our board of directors decides is relevant. As a result, an investor will only recognize an economic gain on an investment in shares of our common stock from an appreciation in the price of such shares.

Our board of directors has had limited ability to evaluate the 180 Connect’s management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2007.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other information.

Not applicable.

Item 6. Exhibits.

3.1 (1)	Amended and Restated Certificate of Incorporation of Ad.Venture Partners, Inc.

3.2 (1)	Bylaws of Ad.Venture Partners, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

(1)
Filed as an exhibit to Ad.Venture Partners, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-124141) as filed with the Securities and Exchange Commission on April 18, 2005, as amended, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AD.VENTURE PARTNERS, INC.

Date: August 17, 2007	By:	/s/ Howard S. Balter
Howard S. Balter
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ilan M. Slasky
Ilan M. Slasky
President and Secretary (Principal Financial and Accounting Officer)