Form 10-Q
period 2007-09-30
180 Connect Inc.
filed 2007-11-14
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51456

180 CONNECT INC.

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2650200 (IRS Employer Identification Number)
6501 E. Belleview Avenue
Englewood, Colorado 80111
(address of principal executive offices)
Registrant’s Telephone Number: (303) 395-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐     No ☒
As of November 9, 2007, there were 23,012,092 shares of the Registrant’s Common Stock issued and outstanding which excludes 2,508,060 exchangeable shares and 500,000 shares of common stock held in the Company’s treasury.

180 Connect Inc.
Form 10-Q
Quarter Ended September 30, 2007

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Financial Statements

180 Connect Inc.
Consolidated Balance Sheets
(in United States Dollars)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets (Note 5)
Current Assets
Cash and cash equivalents	$969,285	$2,904,098
Accounts receivable (less allowance for doubtful accounts of $1,652,894 and $2,506,637, respectively)	52,009,680	48,934,952
Inventory	18,388,807	15,816,148
Restricted cash	11,859,300	14,503,000
Prepaid expenses and other assets	7,523,344	7,910,255

TOTAL CURRENT ASSETS	90,750,416	90,068,453
Property, plant and equipment	31,375,700	34,882,890
Goodwill	11,034,723	11,034,723
Customer contracts, net	22,311,634	25,072,756
Deferred tax asset	276,608	—
Other assets	2,621,795	4,384,750

TOTAL ASSETS	$158,370,876	$165,443,572

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$81,395,821	$78,686,245
Current portion of long-term debt	6,817,352	5,967,674
Fair value of derivative financial instruments	8,194,756	4,065,729
Current portion of capital lease obligations	9,968,067	13,033,104

TOTAL CURRENT LIABILITIES	106,375,996	101,752,752
Income tax liability	387,212	—
Long-term debt	18,667,844	32,799,043
Convertible debt	—	6,276,584
Capital lease obligations	15,621,286	15,213,112

TOTAL LIABILITIES	141,052,338	156,041,491
Commitments and contingencies (Notes 5, 17 and 19)

Shareholders’ Equity
Common stock $.0001 par value; authorized 100,000,000, at September 30, 2007 and December 31, 2006 issued and outstanding shares 25,500,152 and 14,685,976, respectively	2,550	1,469
Paid- in capital	121,698,780	91,871,813
Treasury stock, 500,000 shares and nil at September 30, 2007 and December 31, 2006 respectively	(224,019)	—
Deficit	(104,643,803)	(82,956,231)
Accumulated other comprehensive income	485,030	485,030

TOTAL SHAREHOLDERS’ EQUITY	17,318,538	9,402,081

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,370,876	$165,443,572

See accompanying notes

180 Connect Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in United States Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$102,521,340	$89,908,346	$283,615,672	$239,245,733
Expenses
Direct expenses	89,914,862	78,711,246	254,853,816	216,089,499
General and administrative	4,054,289	4,712,862	13,802,266	13,933,478
Non-cash stock-based compensation	227,019	—	227,019	91,214
Foreign exchange loss (gain)	(72,760)	(469)	(113,442)	3,033
Restructuring costs	—	—	275,000	392,879
Depreciation	3,058,116	3,433,006	8,574,819	10,013,336
Amortization of customer contracts	920,376	929,727	2,761,122	2,789,180
Other (income) expense
Interest and loan fees	7,801,006	2,898,538	14,012,024	6,925,495
Gain on extinguishment of debt	—	(1,233,001)	—	(1,233,001)
(Gain) loss on sale of investments and assets	(7,336)	135,696	491,884	(1,114,467)
(Gain) loss on change in fair value of derivative liabilities	887,062	(4,599,330)	5,576,723	(3,433,755)
Other expense	4,379,459	—	4,379,459	—

Income (loss) from continuing operations before income tax expense	(8,640,753)	4,920,071	(21,225,018)	(5,211,158)
Income tax expense (recovery)	130,583	(96,965)	383,027	(58,165)

Income (loss) from continuing operations	(8,771,336)	5,017,036	(21,608,045)	(5,152,993)
Loss from discontinued operations, net of income taxes of nil	—	(538,899)	(79,527)	(1,876,694)

Net income (loss) and comprehensive income(loss) for the period	$(8,771,336)	$4,478,137	$(21,687,572)	$(7,029,687)

Net income (loss) per share from continuing operations:
Basic	$(0.43)	$0.34	$(1.27)	$(0.35)
Diluted	$(0.43)	$0.32	$(1.27)	$(0.35)
Net income (loss) per share:
Basic	$(0.43)	$0.30	$(1.27)	$(0.48)
Diluted	$(0.43)	$0.29	$(1.27)	$(0.48)
Weighted average number of shares outstanding — basic	20,243,082	14,685,976	17,011,000	14,625,856
Weighted average number of shares outstanding — diluted	20,243,082	15,510,667	17,011,000	14,625,856
See accompanying notes

180 Connect Inc.
Consolidated Statements of Cash Flows
(in United States Dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cash provided by (used in) the following activities:
Operating
Income (loss) from continuing operations	$(8,771,336)	$5,017,036	$(21,608,045)	$(5,152,993)
Add (deduct) items not affecting cash:
Depreciation and amortization	3,978,492	4,362,733	11,335,941	12,802,516
Non-cash interest expense	4,680,713	1,008,180	6,865,837	2,124,570
Stock-based compensation	227,019	—	227,019	91,214
Future income taxes	—	(180,000)	—	(180,000)
Settlement of derivative liability	(2,766,573)	—	(2,766,573)	—
Gain on extinguishment of debt	—	(1,233,001)	—	(1,233,001)
(Gain) loss on change in fair value of derivative liabilities	887,062	(4,599,330)	5,576,723	(3,433,755)
(Gain) loss on sale of investments and assets	(7,336)	135,696	491,884	(1,114,467)
Other	34,067	961	73,993	3,106
Changes in non-cash working capital balances related to operations:
Accounts receivable	(11,009,290)	(13,939,349)	(3,074,728)	4,339,502
Inventory	(3,624,307)	(5,004,743)	(2,572,659)	2,522,490
Other current assets	(320,110)	(419,655)	(700,259)	(305,961)
Insurance premium deposits	(3,289,009)	(525,317)	1,316,723	(2,827,125)
Other assets	918,776	(58,765)	(453,287)	(38,063)
Restricted cash	—	—	2,643,700	247,366
Accounts payable and accrued liabilities	19,886,709	9,613,919	2,593,371	(6,123,210)
Operating cash flows from discontinued operations	—	(472,882)	(60,507)	(1,529,897)

Total cash provided by (used in) operating activities	824,877	(6,294,517)	(110,867)	192,292

Investing
Purchase of property, plant and equipment	(360,421)	(630,210)	(2,052,529)	(2,091,671)
Net proceeds from disposition of investments	—	—	—	1,327,693

Total cash used in investing activities	(360,421)	(630,210)	(2,052,529)	(763,978)

Financing
Repayment of capital lease obligations	(1,755,783)	(3,533,928)	(9,241,450)	(11,378,009)
Repayment of long-term debt	(7,000,001)	—	(10,333,336)	(7,350,000)
Proceeds from share issuance	14,704	—	61,372	259,712
Net proceeds from reverse merger	37,933,165	—	37,933,165	—
Issuance costs on reverse merger	(6,976,440)	—	(6,976,440)	—
Redemption of convertible debt	(10,393,577)	—	(10,393,577)	—
Increase (decrease) in borrowings under long-term debt	(11,418,105)	1,098,488	(3,993,853)	1,098,488
Issuance costs on long-term debt	—	(3,414,390)	—	(3,515,471)
Net proceeds from refinancing of vehicles	—	—	3,470,714	—
Proceeds from issuance of convertible debt	—	—	—	10,686,101
Proceeds from refinancing of long-term debt	—	42,140,497	—	42,140,497
Extinguishment of long-term debt	—	(32,863,525)	—	(32,863,525)
Repurchase of common stock	(224,019)	—	(224,019)	—
Issuance costs paid on convertible debt	—	—	—	(1,388,985)

Total cash provided by (used in) financing activities	179,944	3,427,142	302,578	(2,311,192)

Effect of exchange rates on cash and cash equivalents	(34,067)	(19,892)	(73,993)	(22,037)

Net increase (decrease) in cash and cash equivalents during the period	610,333	(3,517,477)	(1,934,813)	(2,904,915)
Cash and cash equivalents, beginning of period	358,952	3,966,014	2,904,098	3,353,452

Cash and cash equivalents, end of period	$969,285	$448,537	$969,285	$448,537

Supplemental cash flow information:
Interest paid	$1,691,880	$1,425,122	$6,102,000	$4,504,060

Income taxes paid	$76,715	$228,935	$219,298	$323,292

Supplemental disclosure of non-cash investing and financing transactions:
For the nine months ended September 30, 2007 and September 30, 2006, the Company had additional capital lease obligations for vehicles of $3,182,956 and $6,797,554, respectively .
See accompanying notes

180 Connect Inc.
Notes to Consolidated Financial Statements
(In United States Dollars)
(Unaudited)
     1. BASIS OF PRESENTATION
     On August 24, 2007 (the “Effective Date”), the plan of arrangement (the “Arrangement”) pursuant to the arrangement agreement (the “Arrangement Agreement”), dated as of March 13, 2007, as amended, by and among Ad.Venture Partners, Inc. (“AVP”), 180 Connect Exchangeco Inc., a wholly owned subsidiary of the Company (“Purchaser”) and 180 Connect Inc., a corporation incorporated under the laws of Canada (“180 Connect (Canada)”) was consummated pursuant to which the Purchaser (i) acquired all of the outstanding common shares of 180 Connect (Canada) in exchange for either shares of Company common stock, exchangeable shares of Purchaser that are exchangeable into shares of Company common stock at the option of the holder (“exchangeable shares”), or a combination of Company common stock and exchangeable shares of Purchaser, and (ii) outstanding options to purchase 180 Connect (Canada) common shares were exchanged for options to purchase Company common stock. As a result of the closing of the Arrangement, based on an exchange ratio of 0.6, the 180 Connect (Canada) stockholders were issued an aggregate of 13,643,183 shares of Company common stock, and 2,779,260 shares exchangeable into shares of common stock. The AVP shareholders held 9,577,709 of common shares of the Company immediately after the consummation of the Arrangement. Effective upon the consummation of the Arrangement, AVP changed its name to 180 Connect Inc. (the “Company”).
     Because the consummation of the Arrangement resulted in more than 50% of the voting securities of the Company being held by the shareholders of 180 Connect (Canada), the Arrangement, has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, AVP was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Arrangement is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Arrangement was treated as the equivalent of 180 Connect (Canada) issuing stock for the net monetary assets of AVP, accompanied by a recapitalization. The net monetary assets of AVP were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of 180 Connect (Canada) has been carried forward after the closing. Operations prior to the closing for all periods presented are those of 180 Connect (Canada). All common shares, warrants, options and earning per share amounts related to transactions and periods prior to August 24, 2007 have been restated in these financial statements to reflect the 0.6 exchange ratio applied to 180 Connect (Canada)’s equity instruments.
     The interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to interim consolidated financial statements and include 180 Connect Inc. (formerly known as Ad.Venture Partners, Inc.) and its subsidiaries (the “Company”). The notes presented in these interim consolidated financial statements include only significant events and transactions occurring since the Company’s last fiscal year and are not fully inclusive of all matters normally disclosed in the Company’s annual audited consolidated financial statements. As a result, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the Company’s results for the interim periods presented. These unaudited interim consolidated financial statements have been prepared by management using the same accounting policies and methods of application as the most recent annual consolidated financial statements of the Company except as described in Note 2 below.

     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
     Seasonality
     The Company’s revenue is subject to seasonal fluctuations. Our customers’ subscriber growth, and thus the revenue earned by the Company, trends higher in the third and fourth quarters of the year. While subscriber activity is subject to seasonal fluctuations, it may also be affected by competition and varying amounts of promotional activity undertaken by the Company’s customers.
     Change in Accounting Estimate
     In the first quarter of 2007, the Company changed its depreciation period on its leased vehicles from 48 months to 60 months, resulting in a decrease of approximately $0.7 million and $2.1 million in depreciation expense and an increase of $0.03 and $0.12 in earnings per share for the three and nine months ended September 30, 2007, respectively. This change in accounting estimate was adopted to better reflect the useful life of the asset and was applied prospectively from January 1, 2007.
2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2006, the FASB issued SFAS 155 — Accounting for Certain Hybrid Financial instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This Statement:
•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

•	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
     SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year that commences on January 1, 2007. The application of this pronouncement had no material impact on the financial position or results of operations of the Company.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157, but has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

     The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 159, but has not yet determined the impact on the consolidated financial statements.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and were adopted by the Company effective January 1, 2007. The impact of adoption of FIN 48 is disclosed in Note 12.
3. RESTRICTED CASH
     As at September 30, 2007 and December 31, 2006, the Company had restricted cash, in the form of term deposits of approximately $11.9 million and $14.5 million, respectively. These term deposits are used to collateralize obligations associated with its insurance program and for contractor licensing surety bonds in several states. Interest earned of 3% to 5% on these funds is received monthly and is not subject to restriction.
     On February 8, 2007, as a result of a reduction in its insurance obligations, the Company negotiated a reduction in its required letter of credit (“LOC”). The LOC requirement, which is collateralized with the Company’s restricted cash, has been reduced by $3.2 million. This reduction in the Company’s restricted cash balance has been offset by a $1.6 million increase in restricted cash as collateral for a $1.6 million bond for the Boise Airport project currently in progress by the Company’s Network Services operation.
4. GOODWILL AND CUSTOMER CONTRACTS
     The carrying amount of intangibles is as follows:

		Customer
	Goodwill	Contracts
Balance as of December 31, 2006	$11,034,723	$25,072,756
Amortization expense	—	(2,761,122)

Balance at of September 30, 2007	$11,034,723	$22,311,634

     Amortization expense charged to continuing operations for the three and nine months ended September 30, 2007 was $920,376 and $2,761,122, respectively, and for the three and nine months ended September 30, 2006 was $929,727 and $2,789,180, respectively.
     Estimated future amortization expense is as follows:

2007 (remainder)	$920,381
2008	3,681,503
2009	3,681,503
2010	3,681,503
2011	3,681,503
Thereafter	6,665,241

Total	$22,311,634

     Operating lease expense for the three months ended September 30, 2007 and September 30, 2006, was $972,008 and $1,029,473, respectively, and $2,916,620 and $2,931,876 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

5. LONG-TERM DEBT AND COMMON STOCK PURCHASE WARRANTS
     Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
Revolving credit facility and over advance facility of up to $37,000,000 bearing interest at prime plus 3% to 5%, subject to a minimum interest rate of 10% to 11% with interest payable monthly. The revolving credit facility is subject to the Company’s eligible trade receivables and inventory as per the debt agreement and collateralized by the Company’s real and personal property. For the period of August 1, 2006 to July 31, 2007, the Company was able to draw in excess of the eligible trade receivables and inventory an over advance of up to $9,000,000 but not to exceed an aggregate amount of $37,000,000. At September 30, 2007 the interest rate of the revolving credit facility was 10.75% and with an effective interest rate of 14.15%. At December 31, 2006 the interest rate for the revolving credit facility was 11.25% and the interest rate for the over advance facility was 13.25% with an effective interest rate of 12.21%. Repayment is due on or before July 31, 2009. The credit facility may be borrowed, repaid, and reborrowed in accordance with the terms of the Security Agreement
	$16,346,583	$19,758,475
Term note, bearing interest at prime plus 5%, subject to a minimum interest rate of 12% and interest is payable monthly. At September 30, 2007, the interest rate was 12.75% with an effective interest rate of 16.35%. At December 31, 2006, the interest rate was 13.25% with an effective interest rate of 17.5%. Repayments of the term note commenced on February 1, 2007 for $666,667 per month, with the final payment due on July 31, 2009	9,138,613	19,008,242

Total long-term debt	25,485,196	38,766,717
Less: current portion	(6,817,352)	(5,967,674)

	$18,667,844	$32,799,043

     Pursuant to the original terms of the debt agreement with Laurus Master Fund, Ltd (“Laurus”), the Company had available a maximum amount of $57 million of debt comprising a term facility of $20 million and a combined revolving credit facility and over-advance facility of up to $37 million. The revolving credit facility is subject to the Company’s eligible trade receivables and inventory as per the debt agreement. For the period of August 1, 2006 to July 31, 2007, 180 Connect (Canada) was able to draw in excess of the eligible trade receivables and inventory an over-advance amount up to $9 million but not to exceed an aggregate amount of $37 million. After July 31, 2007, the over advance became part of the revolving facility. The interest rates on the new debt range from prime plus 3% to prime plus 5%, subject to a minimum interest rate of 10% to 12%, and are therefore subject to risk relating to interest rate fluctuations. Monthly term loan repayments commenced February 1, 2007 for $666,667.
     The debt agreement states that there are no financial covenants of the Company with respect to such facilities but includes other covenants and events of default typical for credit facilities of this nature. This facility is collateralized by a security interest in all of the assets of the Company. The Company obtained a waiver from Laurus, with regards to the Arrangement, as such transaction may have constituted a change of control as defined in the debt agreement.
     In connection with the debt agreement, in August, 2006 the Company issued warrants to Laurus to purchase up to 1,200,000 common shares for nominal consideration of Canadian $0.01 per share, having a term of seven years. Laurus agreed not to sell any common shares of the Company issuable upon exercise of the warrants for a period of 12 months following the date of issuance of the warrants. Thereafter, Laurus may, at its option and assuming exercise of the warrants, sell up to 150,000 common shares of the Company per calendar quarter (on a cumulative basis) over each of the following eight quarters. On April 2, 2007, Laurus exercised its right under the warrants to purchase the 1,200,000 common shares (Note 8).

     The common stock purchase warrants were valued at $3,286,967, net of issuance costs of $299,165, using the Black-Scholes option pricing model using the following variables: volatility of 76.64%, expected life of seven years, a risk free interest rate of 4.5% and a dividend of nil. The fair value of the loan was measured using a three-year maturity and the present value of the cash payments of interest and principal due under the terms of the debt agreement discounted at a rate of 17.5% which approximates a similar non-convertible financial instrument with comparable terms and risk. Under Emerging Issues Task Force No.00-19 and APB Opinion No.14, the fair value of warrants issued in connection with the stock purchase warrants would be recorded as a reduction to the proceeds from the issuance of long-term debt, with the offset to additional paid-in capital. At September 30, 2007, the Company had recorded $1,635,511 of accretion expense in the consolidated statements of operations and comprehensive income (loss). The Company paid $3,515,471 of issuance costs to complete the long-term debt financing, these costs are in other assets and are being amortized over the three-year period to maturity of the debt agreement with Laurus.
     On July 2, 2007, 180 Connect (Canada) entered into an amendment agreement with Laurus securing additional interim financing to fund working capital until August 24, 2007.
     Pursuant to the terms of the amendment agreement, Laurus agreed to provide an additional $8.0 million to 180 Connect (Canada) as an increase to the $37.0 million revolving loan, for a total revolving loan of $45.0 million. As part of this arrangement, Laurus also agreed to extend the maturity of the existing $9.0 million over-advance on the revolving loan from July 31, 2007 until August 24, 2007.
     Certain shareholders of AVP (“the AVP Shareholders”) agreed to provide a limited recourse guaranty for the additional financing Laurus provided to 180 Connect (Canada) by placing $7.0 million in a brokerage account pledged to Laurus which was to be used solely to purchase shares of common stock of AVP. As consideration for the guaranty and pledge, 180 Connect agreed to reimburse the AVP Shareholders up to $150,000 for their fees and expenses in connection with the guaranty and pledge.
     On July 2, 2007 in connection with the amendment agreement, 180 Connect (Canada) issued Laurus warrants to purchase 600,000 common shares of 180 Connect (Canada) with a five-year term, exercisable at $4.35 per share, the adjusted market price of 180 Connect (Canada)’s common stock at the time of issue, with the shares issuable thereunder subject to a one-year lock-up. The common stock purchase warrants were valued at $1,525,639, using the Black-Scholes option pricing model using the following variables: volatility of 61%, expected life of five years, a risk free interest rate of 4.25% and a dividend of nil. On August 24, 2007 the Company issued an additional 250,000 warrants exercisable at $4.01, the closing price on the first date after consummation of the Arrangement, which were valued at $558,258 using the same pricing model and variables as the 600,000 warrants described above. At September 30, 2007, the Company had recorded an expense in interest and loan fees in the consolidated statements of operations and comprehensive income (loss) for $2,083,897 and a credit to paid in capital, respectively, as the bridge financing loans have expired.
     During the third quarter of 2007, the Company and Laurus entered into a settlement with regard to a dispute over an alleged misrepresentation and event of default under the provisions of the Laurus debt agreements that Laurus alleged occurred as a result of the repayment of the convertible debentures after consummation of the Arrangement. Under the settlement, the Company agreed to reduce the exercise price of the 850,000 warrants that Laurus holds in the Company. Of the original 600,000 warrants issued to Laurus on July 2, 2007, 450,000 warrants were re-priced with the exercise prices reduced from $4.35 to $0.01 and 150,000 warrants were re-priced with the exercise prices reduced from $4.35 to $3.00. The 250,000 warrants issued on August 24, 2007 were re-priced with the exercise price reduced from $4.01 to $3.00. The common stock purchase warrants were re-valued immediately before and after the re-pricing, using the Black-Scholes option pricing model using the following variables: volatility of 61%, expected life of five years, a risk free interest rate of 4.25% and a dividend of nil. The re-pricing of the warrants increased the fair value of warrants by an additional $1,003,763 and is recorded as an expense in interest and loan fees in the consolidated statement of operations and comprehensive income (loss) and a credit to paid-in capital.

     Laurus also received a 2.5% management fee on the $8.0 million increase to the revolver or $200,000 and a $1.4 million commitment fee which was paid on August 27, 2007, and expensed in interest and loan fees in the consolidated statements of operations and comprehensive income (loss).
     Upon consummation of the Arrangement, the Company had no outstanding balance on the additional $8.0 million revolving loan or the existing $9.0 million over-advance facility. Additionally, the Company paid down $5.0 million of principal on its term loan. For the three months ended September 30, 2007 the Company repaid a total of $7.0 million of term debt, $10.4 million of convertible debt and a portion of the Company’s revolving credit facility, which may be re-borrowed subject to the provisions of the debt agreement.
6. CONVERTIBLE DEBENTURES
     On March 22, 2006, the Company completed a private placement with a group of qualified, accredited institutional investors of $10,686,101 of convertible debentures and warrants (Note 7). During the second quarter of 2007, one of the convertible debenture holders exercised its option to convert in total $2,024,785 of principal under the convertible debentures into 510,000 common shares.
     The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the convertible debenture holders exercised their right to redeem the convertible debentures in full. The Company paid the holders of the convertible debentures $10,393,577 which included outstanding principal and a 20% redemption premium, excluding accrued but unpaid interest.
7. WARRANTS AND DERIVATIVE FINANCIAL INSTRUMENTS
     The warrants issued in connection with the Company’s March 22, 2006 private placement (“the PIPE Warrants”) are presented as a liability because they do not meet the criteria of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for equity classification. Subsequent changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss). The PIPE Warrants, which have a four-year term, are exercisable into 942,060 common shares of the Company at an exercise price of $4.3311 per share.
     The Company determined the fair value of the PIPE Warrants at September 30, 2007 using a Black-Scholes pricing model. The following assumptions were used for the Black-Scholes pricing model: an expected life of 2.5 years, volatility of 61% and a risk-free rate of 4.25%.
     Each of the publicly traded warrants issued in connection with the initial public offering of AVP (the “public warrants”) and the unit purchase option issued to the underwriters in connection with such initial public offering, were classified as a derivative liability, as required under EITF No. 00-19, because, in the absence of explicit provisions to the contrary in the warrant and purchase option agreement, the Company must assume that it could be required to settle the warrants and the unit purchase option on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Subsequent to September 30, 2007, the Company entered into a Warrant Clarification Agreement which amended the warrant agreement governing the public warrants to clarify that no obligation exists for cash settlement of the public warrants; a similar amendment was entered into with respect to the unit purchase option (Note 19).
     Under the provisions of EITF No. 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. The fair value of the public warrants and the unit purchase option are shown on the Company’s balance sheet as fair value of derivative financial instruments and the changes in the fair values of these derivatives are shown in the Company’s consolidated statements of operations as “Gain (loss) on change in fair value of derivative liabilities.” Since the public warrants are quoted on the Over-the-Counter Bulletin Board, the fair value of the public warrants was determined based on the market price of the warrants at the end of each period. To the extent that the market price increases or decreases, the Company’s derivative liability will also increase or decrease, impacting the Company’s consolidated statement of operations. As of September 30, 2007, the closing sale price for the warrants was $0.40, resulting in a total warrant liability of $7,200,000.

     The Company determined the fair value of the unit purchase option at September 30, 2007 using a Black- Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 2.9 years, volatility of 62% and a risk-free rate of 4.02%. Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of these inputs involves management’s judgment and may impact net income (loss). The volatility factor used in the Black-Scholes model has a significant effect on the resulting valuation of the derivative liabilities on the Company’s consolidated balance sheet. For the embedded warrants, the Company based the valuation on the closing sale price for the public warrants as of September 30, 2007 adjusted by the percentage difference between the valuations obtained using a Black-Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants.
     The Company determined the fair value of the unit purchase option at August 24, 2007 using a Black-Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black-Scholes pricing model: an expected life of 3.01 years, volatility of 63% and a risk-free rate of 4.31% resulting in a valuation of $636,225. As of August 24, 2007, the closing sale price for the public warrants was $0.35, resulting in a total warrant liability of $6,300,000. The fair market value of the total derivative of $6,936,225 was recorded as a credit to the fair value of derivative financial instruments and a debit to paid-in capital, as it represents the fair market value of the derivative liability just prior to the arragement.
     In connection with the Arrangement, two unrelated third parties agreed with180 Connect (Canada) to purchase 400,000 and 100,000 shares, respectively, of common stock of AVP and to vote these shares in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. 180 Connect (Canada) agreed to a make whole formula with these individuals to be settled within 30 days of consummation of the Arrangement. One of the individuals also received an option to acquire 16,000 AVP shares for $0.01 per share from Messrs. Balter and Slasky (initial stockholders and officers and directors of AVP and, after consummation of the Arrangement, directors of the Company).
     At the maturity date of this arrangement, which was the 30th day following consummation of the Arrangement, the Company’s make whole liability was $2.8 million, and the Company agreed with each of such parties, in lieu of satisfaction of the make whole arrangement, to repurchase the shares and the option held by such parties for $3.0 million. The transaction resulted in a loss of $2.8 million on the settlement of derivative liabilities and $0.2 million has been recorded as a stock repurchase. The option remains outstanding.

     The following tables show the changes in the fair values of derivative instruments recorded in the consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.

			Embedded
	PIPE	Public	Derivatives of	Stock
	Warrants	Warrants	Convertible Debt	Repurchase	Total
Three months ended September 30, 2007 and September 30, 2006, respectively:
Fair value, June 30, 2007	$2,396,406	$—	$5,245,338	$—	$7,641,744
Fair value, August 24, 2007	—	6,936,225	—	—	6,936,225
Changes in fair value	(1,718,460)	580,585	(741,636)	2,766,573	887,062
Settlement of derivative liability				(2,766,573)	(2,766,573)
Settled on redemption of debentures		—	(4,503,702)	—	(4,503,702)

Fair value, September 30, 2007	$677,946	$7,516,810	$0	$0	$8,194,756

Fair value, June 30, 2006	$1,648,227	$—	$4,947,013	$—	$6,595,240
Changes in fair value	(1,191,885)	—	(3,407,445)	—	(4,599,330)

Fair value, September 30, 2006	$456,342	$—	$1,539,568	$—	$1,995,910

Nine months ended September 30, 2007 and September 30, 2006, respectively:
Fair value at December 31, 2006	$1,035,207	$—	$3,030,522	$—	$4,065,729
Fair value, August 24, 2007		6,936,225			6,936,225
Changes in fair value	(357,261)	580,585	2,586,826	2,766,573	5,576,573
Settlement of derivative liability	—	—	—	(2,766,573)	(2,766,573)
Settled on conversion of debentures	—	—	(1,113,646)	—	(1,113,646)
Settled on redemption of debentures	—	—	(4,503,702)	—	(4,503,702)

Fair value, September 30, 2007	$677,946	$7,516,810	$0	$0	$8,194,756

Fair value at March 22, 2006	$1,076,693	$—	$4,352,972	$—	$5,429,665
Changes in fair value	(620,351)	—	(2,813,404)	—	(3,433,755)

Fair value, September 30, 2006	$456,342	$—	$1,539,568	$—	$1,995,910

8. CHANGES IN SHAREHOLDERS’ EQUITY
180 Connect Inc.
Consolidated Statements of Shareholders’ Equity
(in United States Dollars)
(Unaudited)

					Accumulated Other
					Comprehensive
	Common Stock	Paid in Capital	Treasury Stock	Deficit	Income	Total
Balance, December 31, 2006	$1,469	$91,871,813	$—	$(82,956,231)	$485,030	$9,402,081
Issuance on exercise of stock options for cash		44,112				44,112
Issuance on exercise of warrants for cash		17,260				17,260
Issuance on conversion of convertible debt		2,293,230		—		2,293,230
Stock-based compensation		227,019				227,019
Net proceeds from reverse merger		37,933,165				37,933,165
Issuance costs attributed to reverse merger		(6,976,440)				(6,976,440)
Purchase of 500,000 shares of treasury stock			(224,019)			(224,019)
Issuance of warrants on long term debt		3,087,660				3,087,660
Acquisition of the net assets of AVP		(6,797,958)				(6,797,958)
Issuance of common shares	1,081	(1,081)				—
Loss from operations				(21,687,572)		(21,687,572)

Balance, September 30, 2007	$2,550	$121,698,780	$(224,019)	$(104,643,803)	$485,030	$17,318,538

     On April 2, 2007, Laurus exercised its right under the warrants held by it to purchase 1,200,000 common shares for $17,260, resulting in a debit to cash for $17,260, and a credit to paid-in capital of $17,260. During the second quarter of 2007, one of the holders of the convertible debentures and PIPE warrants exercised its option to convert in total $2,024,785 of principal under the 9.33% convertible debentures into 510,000 common shares. This was recorded as a debit to convertible debt and embedded derivative liabilities and a credit to paid-in capital of $2,452,205. In addition, $158,975 of the associated issuance costs were reclassified from other assets to paid-in capital.
     On August 24, 2007, the Arrangement was consummated. The Arrangement is accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. GAAP for accounting and financial reporting purposes. As a result of the transaction, the Company received $37,933,165 in proceeds net of AVP’s transaction costs related to the Arrangement and incurred $6,976,440 in issuance costs attributed to equity. The acquisition of the net assets of AVP reduced paid-in capital by $6,797,958 primarily for the net fair value of derivative financial instruments associated with the public warrants that existed before the Arrangement (Note 7).
     In the third quarter, the Company re-purchased 500,000 shares of common stock resulting in a charge to equity of $224,019 (Note 7), and issued a total of 850,000 warrants to Laurus for $3,087,660 (Note 5). The Company also recorded non-cash stock-based compensation expense of $227,019 upon approval of the Long-Term Share Compensation Plan (Note 9).

     The table below shows the number of shares that would be outstanding if all potential dilutive instruments were exercised or converted:

Number of Shares
Total Outstanding Shares as of September 30, 2007
Potentially Dilutive Securities	25,500,152
PIPE Warrants	942,060
Laurus Warrants	850,000
Employee stock options	1,487,729
Employee restricted stock units	815,750
Share appreciation rights	167,999
Public Warrants and Unit Options	19,350,000

Maximum Potential Diluted Shares Outstanding	49,113,690

9. STOCK -BASED COMPENSATION
     During 2007, the Company established the Long-Term Share Compensation Plan (the “LTIP”) for the benefit of executive officers and key employees. The LTIP was approved by the shareholders in conjunction with the consummation of the transaction with AVP. Outside directors of the Company and consultants to the Company are not entitled to participate in the LTIP. The LTIP was designed to strengthen the ability of the Company to attract and retain qualified officers and employees which the Company and its affiliates require; encourage the acquisition of a proprietary interest in the Company by such officers and employees, thereby aligning their interests with the interests of the Company’s shareholders; and focus management of the Company and its affiliates on operating and financial performance and total long-term shareholder return by providing an increased incentive to contribute to the Company’s growth and profitability. Pursuant to the LTIP, the Board of Directors may grant options to purchase common shares, share appreciation rights and restricted stock units up to 2,000,000 shares, of which 1,980,000 were granted during the three months ended September 30, 2007.
     In addition to the LTIP, during the fourth quarter of 2006, 180 Connect (Canada)’s Board of Directors granted 167,999 share appreciation rights to several of the Company’s officers and senior management. The share appreciation rights have an exercise price of $2.50, expire December 6, 2011 and are settleable in common shares of the Company. The fair value of the share appreciation rights is measured at the date of approval and compensation expense is recorded in the period. The share appreciation rights were measured at August 24, 2007 (the date of approval) and vest over a four-year term ending December 6, 2010. 180 Connect (Canada) had previously issued stock options or other stock-based compensation which was assumed by the Company pursuant to the terms of the Arrangement.
     The Company used the Black-Scholes option pricing model to estimate the fair value of stock options, restricted stock units, and share appreciation rights and used the ratable method to amortize compensation expense over the vesting period of the grant. Pursuant to the LTIP certain senior executives were granted accelerated stock options and restricted stock units on September 5, 2007 that vest over a three-year term. The remaining stock options and restricted stock units also granted on September 5, 2007 vest over a four-year term.
     Total non-cash stock compensation expense recorded as operating expense for the three and nine months ended September 30, 2007 was $227,019.

     The fair value of each stock option, restricted stock unit and share appreciation right granted was estimated using the following assumptions for the three and nine months ended September 30, 2007:

			3 Year
	3 Year	4 Year	Restricted Stock	4 Year Restricted	Share Appreciation
	Stock Options	Stock Options	Units	Stock Units	Rights
Number granted	499,750	664,500	445,250	370,500	167,999

Stock price on day of grant	$3.25	$3.25	$3.25	$3.25	$4.01

Exercise price	$3.25	$3.25	—	—	$2.50

Expected life in years	4.5	4.75	3	3.25	3.75

Vesting period in years	3	4	3	4	4

Interest free rate	4.25%	4.25%	4.25%	4.25%	4.44%

Volatility	61.0%	61.0%	61.0%	61.0%	60.5%

Forfeiture rate	18.0%	18.0%	18.0%	18.0%	18.0%

Dividend	Nil	Nil	Nil	Nil	Nil

     In connection with the 2003 acquisition of the remaining 7% interest in Cable Play Inc., the Company exchanged 2,726,592 of its options for 3,181,922 options of those previously granted by Cable Play Inc. The Company applied FASB interpretation No.44 (“FIN44”), “Accounting for Certain Transactions Involving Stock Compensation.” The fair value of the unvested options granted at the date of acquisition of $4,126,541 was recognized as compensation cost over the remaining vesting periods and the Company recorded compensation expense of nil and $91,214, for the nine months ended September 30, 2007 and 2006, respectively.
     As at September 30, 2007, the Company had 2,471,478 total options, restricted stock units and share appreciation rights outstanding to employees and directors of the Company (as of December 31, 2006 the Company has 349,946 stock options outstanding) to purchase an equal amount of common shares. The options have a life of up to 10 years from the date of grant. Vesting terms and conditions are determined by the Board of Directors at the time of grant and vesting terms range from three to five years. On October 2, 2007, 20,000 stock options granted as part of the Cable Play acquisition were exercised.
     The following table summarizes the Company’s stock option, restricted stock units and share appreciation rights activity:

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	349,946	$2.92	856,000	$2.18
Granted	2,147,999	$1.96	—	—
Exercised	(26,467)	$1.67	(155,827)	$1.67
Cancelled	—	—	(350,227)	$1.67

Outstanding, end of period	2,471,478	$2.10	349,946	$2.92

Options exercisable, end of period	323,479	$3.01	349,946	$2.92

     The following table summarizes information about stock options, restricted stock units and share appreciation rights outstanding as at September 30, 2007:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average
Security	of Shares	(Years)	Exercise Price
Restricted stock units under LTIP	815,750	3.92	—
Stock options granted during	323,479	2.51	$3.01
Cable Play acquisition
Share appreciation rights	167,999	4.17	$2.50
Stock options granted under LTIP	1,164,250	6.92	$3.25

10. RELATED PARTY TRANSACTIONS
     During the second quarter of 2006, the Company entered into a one-year arrangement with a then member of its Board of Directors for professional services to be provided in connection with the Company’s long-term debt refinancing and strategic alternatives process. The agreement provided for maximum base compensation of $300,000. During 2006, in addition to base salary payments, the director earned and was paid $240,000 in connection with the Company’s debt refinancing and a $210,000 discretionary bonus, of which $60,000 was paid in 2006, $150,000 was paid in the first quarter of 2007 and $185,000 was paid in the third quarter of 2007.
11. RESTRUCTURING COSTS
     Restructuring costs and remaining reserve as at September 30, 2007 consist of the following:

		Restructuring
	Reserve	Costs Incurred in		Reserve
	December 31, 2006	2007	Paid During 2007	September 30, 2007
Rent	$—	$275,000	$218,750	$56,250
Moving expenses	500	—	500	—
Other	6,325	—	6,325	—

Total restructuring	$6,825	$275,000	$225,575	$56,250

     In the first quarter of 2007, there was a $0.3 million charge for additional costs associated with completion of the Company’s relocation of its back office operations and corporate offices to Denver related to a lease termination.

12. INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Allocation of income tax expense (recovery)
Current income tax expense	$130,583	$83,035	$272,423	$121,835
Future income tax recovery	—	(180,000)	—	(180,000)
FIN 48 income tax	—	—	110,604	—

Total income tax expense (recovery)	$130,583	$(96,965)	$383,027	$(58,165)

     The Company recorded a current income tax expense of $0.1 million and a $0.1 million recovery for the three months ended September 30, 2007 and September 30, 2006 respectively, and a $0.4 million tax expense and a $0.06 million recovery for the nine months ended September 30, 2007 and September 30, 2006, respectively.
     The adoption of FIN 48 effective January 1, 2007 resulted in an increase of tax liabilities of $387,212 and a corresponding decrease of the valuation allowance of $276,608 and an income tax expense of $110,604 as at January 1, 2007.
     As of the date of adoption, the Company’s total gross unrecognized benefit is $1,153,269 of which $110,604, if recognized, would impact the effective tax rate. There are no material changes to the total gross unrecognized tax benefits during the nine months ended September 30, 2007. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is not subject to, and therefore, has not accrued an amount in respect of interest and penalties.
     As of the date of adoption of FIN 48, tax years 2004 through 2007 remain subject to examination in the U.S. and tax years 2001 through 2006 remain subject to examination in Canada. The Company does not currently anticipate that its unrecognized tax benefits will significantly change within the next 12 months. Therefore, the FIN 48 liability is recognized as a non-current liability on the consolidated balance sheets.

13. INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.

				Nine Months
	Three Months	Three Months		Ended
	Ended	Ended	Nine Months Ended	September 30,
	September 30, 2007	September 30, 2006	September 30, 2007	2006
Numerator:
Income (loss) from continuing operations	$(8,771,336)	$5,017,036	$(21,608,045)	$(5,152,993)
Loss from discontinued operations	—	(538,899)	(79,527)	(1,876,694)

Net income (loss) for the period	$(8,771,336)	$4,478,137	$(21,687,572)	$(7,029,687)

Denominator:
Denominator for basic income (loss) per share — weighted average number of shares	20,243,082	14,685,976	17,011,000	14,625,856
Effect of dilutive options	—	24,063	—	—
Effect of dilutive warrants	—	800,628	—	—
Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversion	20,243,082	15,510,667	17,011,000	14,625,856
Income (loss) per share data:
Basic — from continuing operation	$(0.43)	$0.34	$(1.27)	$(0.35)
Basic — from discontinued operations	$—	$(0.04)	$—	$(0.13)

Basic, net	$(0.43)	$0.30	$(1.27)	$(0.48)

Diluted — from continuing operation	$(0.43)	$0.32	$(1.27)	$(0.35)

Diluted — from discontinued operations	$—	$(0.03)	$—	$(0.13)

Diluted, net	$(0.43)	$0.29	$(1.27)	$(0.48)

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is derived by using the weighted average number of common shares during the period plus the effect of dilutive stock options and warrants using the treasury stock method. For the nine months ended September 30, 2007 and September 30, 2006, respectively, the diluted net income (loss) per share is equivalent to basic net income (loss) per share as the outstanding options, and warrants are anti-dilutive. The potential dilution of warrants, employee stock options, restricted stock units and share appreciation rights could result in an additional 23.6 million common shares of the Company outstanding.
14. (GAIN) LOSS ON SALE OF INVESTMENTS AND ASSETS
     (Gain) loss on sale of investments and assets consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Gain from investments	$—	$—	$—	$(1,320,193)
(Gain) loss on disposal of assets	(7,336)	135,696	491,884	205,726

	$(7,336)	$135,696	$491,884	$(1,114,467)

     For the three and nine months ended September 30, 2007, the Company has a gain of $7,336, and a loss of $491,884, respectively, on the disposal of leased vehicles (three and nine months ended September 30, 2006 loss of $135,696 and $205,726, respectively).
     During the first quarter of 2006, the Company sold its remaining interest in Control F-1 Corporation. This resulted in net proceeds of $1,327,693. The investment had been previously written down to nil in 2004 due to prevailing market conditions. However, during the first quarter of 2006, an agreement was reached between the Company and Computer Associates International, Inc. and Computer Associates Canada Company for the Company’s holding in Control F-1 Corporation. The Company recognized a pre-tax gain of $1,320,193 on the sale of the investment in the first quarter of 2006.
15. OTHER EXPENSE
     For the three and nine months ended September 30, 2007 the Company had $4.4 million in other expense, primarily attributed to bonuses of $3.6 million earned by certain of the Company’s directors and employees as a result of the closing of the Arrangement and $0.8 million related to Magnetar Capital Master Fund, Ltd’s (“Magnetar”) support of 180 Connect (Canada)’s proposed Arrangement (Note 19).
16. DISCONTINUED OPERATIONS
     The Company discontinued its operations at certain non-profitable branches during 2007 and 2006. The revenues and expenses for these locations have been reclassified as discontinued operations for all periods presented on the consolidated financial statements. For the three and nine months ended September 30, 2007, loss from discontinued operations was $nil and $79,527 respectively (three and nine months ended September 30, 2006 loss of $538,899 and $1,876,694, respectively).
     Consolidated statements of operations and comprehensive income (loss) from discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue from discontinued operations	$—	$591,942	$199,744	$2,182,905

Loss from discontinued operations, net of income taxes of nil	$—	$(538,899)	$(79,527)	$(1,876,694)

Diluted loss per share from Discontinued operations	$—	$(0.03)	$—	$(0.13)

17. CONTINGENCIES
     The Company and its subsidiaries Ironwood Communications, Inc. and Mountain Center, Inc. are party to three class action lawsuits in federal court in Washington, California and Oregon brought by current and former employees alleging violations of state wage and hour laws and a class action suit alleging violations of state paycheck laws in federal court in California. The Company has established a reserve for estimated costs of $2.5 million for the Washington class action, of which $1.5 million was remaining as of September 30, 2007.
     In September 2007, the Company was named as a defendant in a purported class action lawsuit in federal court in Orlando, Florida. The claims relate to alleged violations of the federal Fair Labor Standards Act. The purported class action period relates back to September 2004 and seeks to certify a nationwide class of similarly situated employees.

     In October 2007, our subsidiary, Ironwood Communications, Inc., was named as a defendant in a purported class action lawsuit in state court in Los Angeles, California brought by current and former employees. The claims relate to alleged violations of California wage and hour laws. The purported class action period allegedly relates back to October 2003, although the class period may be limited to after June 30, 2004 by virtue of settlement of previous wage and hour class action litigation in California.
     The Company intends to vigorously contest each of these claims. Other than with respect to the Washington class action, no reserves have been recorded for these cases as the Company is unable to estimate the amounts of probable and reasonably estimable losses.
     In addition to the foregoing, the Company is subject to a number of individual employment-related lawsuits. No reserve has been recorded for these cases as the Company is unable to estimate the amount of probable and reasonably estimable loss. These lawsuits are not expected to have a material impact on the Company’s results of operations, financial position or liquidity.
18. SEGMENT INFORMATION
     The Company provides installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. As such the revenue derived from this business is part of an integrated service offering provided to the Company’s customers and thus is reported as one operating segment.
     The Company’s operations are located in the United States and Canada. Revenue is attributed to geographical segments based on the location of the customers.
     The following table sets out property, plant and equipment, goodwill and customer contracts from continuing operations by country as at September 30, 2007 and December 31, 2006 and revenue from continuing operations for the three and nine months ended September 30, 2007 and September 30, 2006.
Geographic information

	September 30, 2007	December 31, 2006
Property, plant and equipment, goodwill and customer contracts
Canada	$1,817,599	$1,468,498
United States	62,904,458	69,521,871

Total	$64,722,057	$70,990,369

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue
Canada	$4,441,292	$2,752,547	$10,848,835	$6,418,920
United States	98,080,048	87,155,799	272,766,837	232,826,813

Total	$102,521,340	$89,908,346	$283,615,672	$239,245,733

19. SUBSEQUENT EVENTS
     On August 20, 2007, 180 Connect (Canada) offered to pay Magnetar $800,000 in connection with Magnetar’s support of 180 Connect (Canada)’s proposed Arrangement and, as a shareholder of AVP, for Magnetar to agree to vote the shares it held in AVP in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. On August 23, 2007, Messrs. Balter and Slasky (initial stockholders and officers and directors of AVP and, after consummation of the Arrangement, directors of the Company) agreed to issue to Magnetar an option to acquire 160,000 shares of AVP for $0.01per share in satisfaction of 180 Connect (Canada)’s agreement with Magnetar and 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky for such issuance, but such option was never issued. On November 9, 2007, the Company issued Magnetar a warrant exercisable for 356,952 shares of common stock of the Company in full satisfaction of amounts owing by the Company to Magnetar. Such warrant was valued at $800,000 on November 9, 2007. In connection with such issuance, the Company withheld 90,559 of the shares underlying the warrant in order to satisfy U.S. tax withholding requirements and remitted $202,961 to the Internal Revenue Service on behalf of Magnetar. Accordingly, the warrant will only be exercisable for 266,393 shares.
     Subsequent to September 30, 2007, the Company entered into a Warrant Clarification Agreement which amended the warrant agreement governing the public warrants to clarify that the Company will have no obligation, under any circumstance, to pay the registered holder of a public warrant any cash or other consideration or otherwise “net cash settle” any public warrant. A similar amendment was entered into with respect to the unit purchase option issued to the underwriters in connection with AVP’s initial public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis (“MD&A”’) of 180 Connect Inc. (the “Company”’) is prepared as of November 9, 2007 and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2007 and the audited consolidated financial statements for the year ended December 31, 2006 and the related notes thereto. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the Company’s selected consolidated historical financial information and its audited consolidated financial statements and the related notes included as an exhibit to the Company’s current Report on Form 8-K filed with the SEC on August 30, 2007.
     Certain information included herein is forward-looking and based upon assumptions and anticipated results that are subject to risks and uncertainties. Should one or more of these uncertainties materialize or should the underlying assumptions and estimates prove incorrect, actual results may vary significantly from those expected. Reference should be made to the section entitled “Forward-Looking Statements”. Reference should also be made to the section 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
     The Company provides installation, integration and fulfillment service to the home entertainment, communications and home integration services industries. Our customers include providers of satellite, cable and broadband media services as well as home builders, developers and municipalities.
     180 Connect generates substantially all of its revenue in the United States (“U.S.”) for which it receives payment in U.S. dollars. 180 Connect prepares its interim consolidated financial statements in U.S. dollars and in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. Unless otherwise indicated, all dollar amounts in this MD&A are expressed in U.S. dollars. References to “$” and “US$” are to U.S. dollars.
     As used in this section, “we,” “us,” “our,” “180 Connect Inc.,” the “Company” and words of similar import refer to the consolidated business of 180 Connect Inc. (formerly known as Ad.Venture Partners, Inc.).
     Certain amounts have been reclassified from the consolidated financial statements previously presented to account for discontinued operations.
Principles of Consolidation and Basis of Presentation
     The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of the Company and its subsidiaries. All inter-company items and transactions have been eliminated on consolidation.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the Company’s results for the interim periods presented. These unaudited interim consolidated financial statements have been prepared by management using the same accounting policies and methods of application as the most recent annual consolidated financial statements of the Company.

     On August 24, 2007 (the “Effective Date”), the Arrangement was consummated pursuant to which the Purchaser (i) acquired all of the outstanding common shares of 180 Connect (Canada) in exchange for either shares of Company common stock, exchangeable shares of Purchaser that are exchangeable into shares of Company common stock at the option of the holder, or a combination of Company common stock and exchangeable shares of Purchaser, and (ii) outstanding options to purchase 180 Connect (Canada) common shares were exchanged for options to purchase Company common stock. As a result of the closing of the Arrangement, based on an exchange ratio of 0.6. the 180 Connect (Canada) stockholders were issued an aggregate of 13,643,183 shares of Company common stock and 2,779,260 exchangeable shares. The AVP shareholders held 9,577,709 of common shares of the Company immediately after the consummation of the Arrangement. Effective upon the consummation of the Arrangement, AVP changed its name to 180 Connect Inc.
     Because the consummation of the Arrangement resulted in more than 50% of the voting securities of the Company being held by the shareholders of 180 Connect (Canada), the Arrangement has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, AVP was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Arrangement is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Arrangement was treated as the equivalent of 180 Connect (Canada) issuing stock for the net monetary assets of AVP, accompanied by a recapitalization. The net monetary assets of AVP were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of 180 Connect (Canada) has been carried forward after the Closing. Operations prior to the Closing for all periods presented are those of 180 Connect (Canada). All common shares, warrants, options and earning per share amounts related to transactions and periods prior to August 24, 2007 and have been restated in these financial statements to reflect the 0.6 exchange ratio applied to 180 Connect (Canada’s) equity instruments.
     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
Seasonality
     The Company’s revenue is subject to seasonal fluctuations. Our customers’ subscriber growth, and thus the revenue earned by the Company, trends higher in the third and fourth quarters of the year. While subscriber activity is subject to seasonal fluctuations, it may also be affected by competition and varying amounts of promotional activity undertaken by the Company’s customers.
Selected Financial Highlights — Third Quarter Ended September 30, 2007
     For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006:
Third Quarter Highlights
•	Revenue grew to $102.5 million, an increase of $12.6 million, or 14.0%, compared to revenue of $89.9 million in 2006.

•	EBITDA from continuing operations (1) was $8.4 million, an increase of $1.9 million or 29.5% compared to $6.5 million in 2006.

•	Total cash provided by operating activities was $0.8 million, an increase of $7.1 million from the cash used by operating activities of $6.3 million in 2006.

•	Loss from continuing operations was $8.8 million, a decrease of $13.8 million compared to income from continuing operations of $5.0 million in 2006.

•	Net loss was $8.8 million, a decrease of $13.3 million compared to net income of $4.5 million in 2006.

•	Net income (loss) per share for the three months ended September 30, 2007 and September 30, 2006, respectively, is as follows:
•	Net income (loss) from continuing operations, was a loss of $(0.44) per share basic and diluted compared to net income from continuing operations of $0.34 basic and $0.33 diluted per share, respectively, in 2006.

•	Net income (loss), was a loss of $(0.44) per share basic and diluted compared to net income of $0.30 per share basic and $0.29 diluted per share, respectively, in 2006.
(1) EBITDA from continuing operations excludes depreciation, amortization of customer contracts, interest, and loan fees, (gain) loss on fair market value of derivatives, gain on the extinguishment of debt, (gain) loss on sale of investments and assets, other expense and income tax expense (recovery). EBITDA from continuing operations is a non-GAAP measure and does not have a standardized meaning prescribed by GAAP. Therefore, EBITDA from continuing operations is not likely to be comparable to similar measures presented by other issuers. See “Non-GAAP Measures.” Management believes that this term provides a better assessment of cash flow from the Company’s operations by eliminating the charges for depreciation and amortization, which are non-cash expense items, (gain) loss on sale of investments and assets, (gain) loss on fair market value of derivatives, gain on the extinguishment of debt, and other expense which is not considered to be in the normal course of operating activity. The comparative GAAP measure is income (loss) from continuing operations. A reconciliation of EBITDA from continuing operations to income (loss) from continuing operations is contained in this MD&A under “EBITDA from continuing operations”.
Comparison of Quarters Ended September 30, 2007 and September 30, 2006
Selected Financial Information
     The following is a summary of the Company’s selected consolidated financial and operating information for the three and nine months ended September 30, 2007 and 2006 and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2007. The amounts presented below have been reclassified to reflect the adjustments associated with the discontinued operations of the Company.
     Financial Review
     Revenue from continuing operations is generated from providing installation, integration, fulfillment and long-term maintenance and support services to the home entertainment, communications and home integration service industries. The Company’s services are engaged by its customers pursuant to ongoing contracts and on a project-by-project basis.
     Direct cost of revenue is comprised primarily of direct labor costs including amounts paid to the Company’s extensive labor force of technicians and third-party subcontractors. Also included in direct costs are materials, supplies, insurance and costs associated with operating vehicles.
     General and administrative expenses consist of personnel and related costs associated with the Company’s administrative functions, professional fees, office rent and other corporate related expenses.

Results of Operations
Comparison of Quarters Ended September 30, 2007 and 2006

	For the Three Months Ended
	September 30, 2007	September 30, 2006	% Change
Revenue	$102,521,340	$89,908,346	14.0%
Direct expenses	89,914,862	78,711,246	14.2%

Direct contribution margin (1)	12,606,478	11,197,100	12.6%
General and administrative	4,054,289	4,712,862	(14.0)%
Non cash stock-based compensation	227,019	—	—
Foreign exchange gain	(72,760)	(469)	—
Depreciation	3,058,116	3,433,006	(10.9)%
Amortization of customer contracts	920,376	929,727	(1.0)%
Other (income) expense Interest and loan fees	7,801,006	2,898,538	169.1%
Gain on extinguishment of debt	—	(1,233,001)	(100.0)%
(Gain) loss on sale of investments and assets	(7,336)	135,696	(105.4)%
(Gain) loss on fair market value of derivatives	887,062	(4,599,330)	(119.3)%
Other expense	4,379,459	—	—

Income (loss) from continuing operations before income tax expense (recovery)	(8,640,753)	4,920,071	(275.6)%
Income tax expense (recovery)	130,583	(96,965)	(234.7)%

Income (loss) from continuing operations	(8,771,336)	5,017,036	(274.8)%
Loss from discontinued operations	—	(538,899)	(100.0)%

Net income (loss) for the period	$(8,771,336)	$4,478,137	(295.9)%

Net income (loss) per share from continuing operations
Basic	$(0.43)	$0.34
Diluted	$(0.43)	$0.32
Net income (loss) per share
Basic	$(0.43)	$0.30
Diluted	$(0.43)	$0.29

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange gain, non-cash stock-based compensation, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on sale of investments and assets, other expense, gain (loss) on fair market value of derivatives, gain on extinguishment of debt, and income tax expense (recovery). DCM is a non-GAAP measure. The comparative GAAP measure is income (loss) from continuing operations. For a reconciliation of DCM to income (loss) from continuing operations, see “Direct Contribution Margin”.
Revenue
     Revenue for the three months ended September 30, 2007 increased to $102.5 million from $89.9 million for the three months ended September 30, 2006. This 14.0% increase reflects continued growth in revenue resulting from DIRECTV’s initiatives to promote high definition products sales and upgrades as well as growth in our Canadian cable operations, 180 Home and Network Services businesses. Work order volume from DIRECTV for the three months ended September 30, 2007, increased by 13.9% from the three months ended September 30, 2006. In addition to the benefits of this increase in volume, there was also a rate benefit realized in the quarter due to the rate increases initiated in the second quarter of 2007. Different rates are earned for each type of service completed and the mix of services (installations, upgrades and service) impact both the revenue per call and number of service calls that may be completed.
     Revenue from the majority of our customers is recognized when work orders are closed. Our contracts with our customers also include mechanisms whereby we are not paid for certain work that is not completed within the specifications of the contract. Based upon historical payments, the Company calculates and estimates a reserve against revenue each month. For the three months ended September 30, 2007, $1.2 million (1.1% of revenue) was recorded as a deduction to revenue as compared to $1.2 million (1.4% of revenue) for the three months ended September 30, 2006.

     For the three months ended September 30, 2007, cable operations continued to grow, particularly in Rogers Communications which experienced an increase of 61%, partially offset by a reduction in revenue at certain other cable operations. Overall Cable revenues grew by $0.9 million or 6%, over the prior year. Revenue for our Network Services business increased by 37% over the prior year primarily due to our municipal fiber projects in Boise, Idaho, Ontario, and Santa Clara and Shafter, California. Revenue in our 180 Home business grew by 58% over the comparable period last year.
Direct Contribution Margin
     DCM, defined as revenue less direct operating expenses, increased by $1.4 million, or 12.6%, from $11.2 million in the quarter ended September 30, 2006 to $12.6 million in the quarter ended September 30, 2007. The increase in DCM is primarily due to revenue growth discussed above and a reduction in insurance expense which was partially offset by increased training and recruiting costs required to meet volume demands and by higher support costs associated with our customer satisfaction initiatives. DCM, as a percentage of revenue, decreased in the quarter to 12.3% in 2007 from 12.5% in 2006.
     DCM is a non-GAAP measure. The comparable GAAP measure is income (loss) from continuing operations. Loss from continuing operations of $8.8 million in the quarter ended September 30, 2007 decreased by $13.8 million compared to income from continuing operations of $5.0 million in the quarter ended September 30, 2006. See reconciliation of DCM to income (loss) from continuing operations, the comparable GAAP measure.
Reconciliation of DCM to Income (loss) from Continuing Operations

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Direct contribution margin(1)	$12,606,478	$11,197,100
General and administrative	4,054,289	4,712,862
Non-cash stock-based compensation	227,019	—
Foreign exchange gain	(72,760)	(469)
Depreciation	3,058,116	3,433,006
Amortization of customer contracts	920,376	929,727
Other (income) expense
Interest and loan fees	7,801,006	2,898,538
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	(7,336)	135,696
(Gain) loss on fair market value of derivatives	887,062	(4,599,330)
Other expense	4,379,459	—

Income (loss) from continuing operations before income tax expense (recovery)	(8,640,753)	4,920,071
Income tax expense (recovery)	130,583	(96,965)

Income (loss) from continuing operations	$(8,771,336)	$5,017,036

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange gain, non-cash stock-based compensation, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on sale of investments and assets, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM is a non-GAAP measure. The comparative GAAP measure is income (loss) from continuing operations.

General and Administrative Expenses and Non-Cash Stock-Based Compensation
     General and administrative expenses were $4.1 million for the three months ended September 30, 2007, a decrease of $0.7 million or 14.0% from the three months ended September 30, 2006. General and administrative expenses as a percentage of revenue decreased to 4.0% for the three months ended September 30, 2007 from 5.2% for the three months ended September 30, 2006. The decrease in general and administrative expenses is primarily due to a decrease in consulting expense.
     Non-cash stock-based compensation was $0.2 million for the three months ended September 30, 2007, as a result of the grant of employee stock options, restricted stock units, and share appreciation rights during the quarter. There was no stock-based compensation for the comparable period last year.
EBITDA from Continuing Operations
     EBITDA for the three months ended September 30, 2007 from continuing operations for the quarter ended September 30, 2007 increased to $8.4 million from $6.5 million for the three months ended September 30, 2006 an increase of $1.9 million or 29.5%, primarily attributed to an increase in direct contribution margin discussed above and a decrease in general and administrative expenses. For the three months ended September 30, 2007, EBITDA includes $0.2 million in non-cash compensation expense related to the Company’s Long-Term Share Compensation Plan. Excluding this non-cash charge, EBITDA would have been $8.6 million for the three months ended September 30, 2007.
     EBITDA is a non-GAAP measure. The comparable GAAP measure is income (loss) from continuing operations. Loss from continuing operations of $8.8 million in the quarter ended September 30, 2007 decreased by $13.8 million compared to income from continuing operations of $5.0 million in the quarter ended September 30, 2006, respectively.
Reconciliation of EBITDA to Income (loss) from Continuing Operations

	For the Three Months Ended
	September 30, 2007	September 30, 2006
EBITDA from continuing operations(1)
EBITDA from continuing operations	$8,397,930	$6,484,707
Depreciation	3,058,116	3,433,006
Amortization of customer contracts	920,376	929,727
Other (income) expense
Interest and loan fees	7,801,006	2,898,538
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	(7,336)	135,696
(Gain) loss on fair market value of derivatives	887,062	(4,599,330)
Other expense	4,379,459	—

Income (loss) from continuing operations before income tax expense (recovery)	(8,640,753)	4,920,071
Income tax expense (recovery)	130,583	(96,965)

Income (loss) from continuing operations	$(8,771,336)	$5,017,036

(1)	See “Non-GAAP Measures”
Depreciation and Amortization of Customer Contracts
     During the three months ended September 30, 2007, depreciation expense of $3.1 million represents a decrease of $0.4 million from the three months ended September 30, 2006. This decrease is primarily attributable to the change in the estimated useful life of the Company’s vehicles from 48 months in 2006 to 60 months in 2007 in order to better reflect the useful life of the asset. Amortization of customer contracts of $0.9 million for the three months ended September 30, 2007 was unchanged from the three months ended September 30, 2006.
Other Income and Expense
     Interest and loan fees were $7.8 million in the three months ended September 30, 2007 and represent an increase of $4.9 million from the three months ended September 30, 2006. This increase is due in part to a $1.4 million commitment fee and $0.2 million management fee paid to Laurus for the amendment agreement to secure additional financing to fund working capital prior to the consummation of the Arrangement. The amortization of deferred financing costs, the re-pricing of warrants, and the accretion attributed to the warrants associated with the convertible debentures and Laurus long-term debt financing also increased interest and bank charges by approximately $3.9 million for the three months ended September 30, 2007.
     During the three months ended September 30, 2006, the Company recognized a gain of $1.2 million on the extinguishment of debt that it had with a previous lender. The gain was a result of the Company’s negotiations with its prior lender reducing the amount of its final payment including any accrued interest to an agreed upon amount below what had previously been recorded by the Company.
     The loss on fair value of derivative liabilities was $0.9 million for the three months ended September 30, 2007; a decrease of $5.5 million compared to a gain of $4.6 million from the three months ended September 30, 2006. In the three months ended September 30, 2007, the convertible debt holders redeemed their notes for cash resulting in a gain on the fair market value of the embedded derivatives of $0.7 million, compared to a gain on the embedded derivatives of $3.4 million in the three months ended September 30, 2006. The gain on the fair value of the convertible debt warrants was $1.7 million and $1.2 million for the three months ended September 30, 2007, and September 30, 2006, respectively. For the three months ended September 30, 2007 the loss on the fair value of the warrants in connection with AVP’s initial public offering was $0.6 million as compared to nil for the three months ended September 30, 2006. In connection with the Arrangement, two unrelated third parties agreed with 180 Connect (Canada) to purchase 400,000 and 100,000 shares, respectively, of AVP and to vote these shares in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. 180 Connect (Canada) agreed to a make whole formula with these individuals to be settled within 30 days of consummation of the Arrangement. The consummation of the Arrangement resulted in a $2.8 loss on the fair value of derivative liabilities for the three months ended September 30, 2007 compared to nil for the three months ended September 30, 2006.
     For the three months ended September 30, 2007 the Company had $4.4 million in other expense, primarily attributed to bonuses of $3.6 million earned by certain of the Company’s directors and employees as a result of the closing of the Arrangement and $0.8 million related to third-party support of 180 Connect (Canada)’s proposed Arrangement.
Income Tax Expense (Recovery)
     The Company recorded a current income tax expense of $0.1 million and $0.1 million recovery for the three months ended September 30, 2007 and September 30, 2006, respectively.
Income (loss) from Continuing Operations
     Loss from continuing operations for the three months ended September 30, 2007 was $8.8 million compared to income from continuing operations of $5.0 million for the three months ended September 30, 2006.
Loss from Discontinued Operations
     Loss from discontinued operations for the quarter ended September 30, 2007 was nil compared to a loss from discontinued operations of $0.5 million for the three months ended September 30, 2006 related to the closure of operations at certain non-profitable branches as well as certain operations where the contracts with the customers were not renewed. The revenue and expenses of these locations have been reclassified as discontinued operations for all periods presented.
Net Income (loss)
     Net loss for the quarter ended September 30, 2007 was $8.8 million compared to net income of $4.5 million for the comparable period of 2006.

Results of Operations
Comparison of Year to Date — Results

	For the Nine Months Ended
	September 30, 2007	September 30, 2006	% Change
Revenue	$283,615,672	$239,245,733	18.6%
Direct expenses	254,853,816	216,089,499	17.9%

Direct contribution margin(1)	28,761,856	23,156,234	24.2%
General and administrative	13,802,266	13,933,478	(0.9)%
Non-cash stock-based compensation	227,019	91,214	148.9%
Foreign exchange loss (gain)	(113,442)	3,033	—
Restructuring costs	275,000	392,879	(30.0)%
Depreciation	8,574,819	10,013,336	(14.4%)
Amortization of customer contracts	2,761,122	2,789,180	(1.0)%
Other (income) expense Interest and loan fees	14,012,024	6,925,495	102.3%
Gain on extinguishment of debt	—	(1,233,001)	(100.0)%
(Gain) loss on sale of investments and assets	491,884	(1,114,467)	(144.1)%
(Gain) loss on fair market value of derivatives	5,576,723	(3,433,755)	(262.4)%
Other expense	4,379,459	—	—

Loss from continuing operations before income tax expense (recovery)	(21,225,018)	(5,211,158)	307.3%
Income tax expense (recovery)	383,027	(58,165)	(758.5)%

Loss from continuing operations	(21,608,045)	(5,152,993)	319.3%
Loss from discontinued operations	(79,527)	(1,876,694)	(95.8)%

Net loss for the period	$(21,687,572)	$(7,029,687)	208.5%

Net loss per share from continuing operations
Basic	$(1.27)	$(0.35)
Diluted	$(1.27)	$(0.35)
Net loss per share
Basic	$(1.27)	$(0.48)
Diluted	$(1.27)	$(0.48)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss (gain), non cash stock-based compensation, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on sale of investments and assets, gain (loss) on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM is a non-GAAP measure. See “Non-GAAP Measures.” The comparative GAAP measure is loss from continuing operations. For a reconciliation of DCM to loss from continuing operations, see “Direct Contribution Margin”.
Revenue
     Revenue for the nine months ended September 30, 2007 increased to $283.6 million from $239.2 million for the nine months ended September 30, 2006. This 18.6% increase reflects continued growth in revenue resulting from DIRECTV channeling more work through their home services provider network and increased customer demand resulting from DIRECTV’s initiatives to promote high definition products sales and upgrades as well as growth in our Canadian cable operations, 180 Home and Network Services businesses. Work order volume from DIRECTV for the nine months ended September 30, 2007, increased by 18.1% from the nine months ended September 30, 2006. In addition to the benefits of this increase in volume, there was also a rate benefit realized in the quarter due to the rate increases initiated in the second quarter of 2007. Different rates are earned for each type of service completed and the mix of services (installations, upgrades and service) impacts both the revenue per call and number of service calls that may be completed

     Revenue from the majority of our customers is recognized when work orders are closed. Our contracts with our customers also include mechanisms whereby we are not paid for certain work that is not completed within the specifications of the contract. Based upon historical payments, the Company calculates and estimates a reserve against revenue each month. For the nine months ended September 30, 2007, $2.6 million (0.9% of revenue) was recorded as a deduction to revenue as compared to $3.1 million (1.3% of revenue) for the nine months ended September 30, 2006.
     For the nine months ended September 30, 2007, cable operations continued to grow, particularly in Rogers Communications and Time Warner which experienced increases of 69% and 41%, respectively, partially offset by a reduction in revenue at certain other cable operations. Overall Cable revenues grew by 10% year over year. Revenue for our Network Services business increased by 68% over the prior year primarily due to our municipal fiber projects in Boise, Idaho, Ontario and Santa Clara and Shafter, California and revenue of our 180 Home business grew by 178% off a relatively small base.
Direct Contribution Margin
     DCM, defined as revenue less direct operating expenses, increased by $5.6 million, or 24.2%, from $23.2 million for the nine months ended September 30, 2006 to $28.8 million for the nine months ended September 30, 2007. The increase in DCM is primarily due to the revenue growth discussed above and reductions in insurance expense, partially offset by an increase in fuel prices. DCM, as a percentage of revenue, increased in the period to 10.1% in 2007 from 9.7% in 2006.
     DCM is a non-GAAP measure. The comparable GAAP measure is loss from continuing operations. Loss from continuing operations of $21.6 million in the nine months ended September 30, 2007 increased by $16.4 million compared to loss from continuing operations of $5.2 million in the nine months ended September 30, 2006. See reconciliation of DCM to loss from continuing operations, the comparable GAAP measure.
Reconciliation of DCM to Loss from Continuing Operations

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Direct contribution margin(1)	$28,761,856	$23,156,234
General and administrative	13,802,266	13,933,478
Non-cash stock-based compensation	227,019	91,214
Foreign exchange loss (gain)	(113,442)	3,033
Restructuring costs	275,000	392,879
Depreciation	8,574,819	10,013,336
Amortization of customer contracts	2,761,122	2,789,180
Other (income) expense
Interest and loan fees	14,012,024	6,925,495
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	491,884	(1,114,467)
(Gain) loss on fair market value of derivatives	5,576,723	(3,433,755)
Other expense	4,379,459	—

Loss from continuing operations before income tax expense (recovery)	(21,225,018)	(5,211,158)
Income tax expense (recovery)	383,027	(58,165)

Loss from continuing operations	$(21,608,045)	$(5,152,993)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss (gain) , non-cash stock-based compensation, (gain) loss on sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM is a non-GAAP measure. See “Non-GAAP Measures”. The comparative GAAP measure is loss from continuing operations.

General and Administrative Expenses, Restructuring Costs and Non-Cash Stock-Based Compensation
     General and administrative expenses were $13.8 million for the nine months ended September 30, 2007, a decrease of $0.1 million from the nine months ended September 30, 2006. General and administrative expenses as a percentage of revenue decreased to 4.9% for the nine months ended September 30, 2007 from 5.8% for the nine months ended September 30, 2006.
     In addition to the general and administrative expenses above there was a restructuring charge of approximately $0.3 million and $0.4 million for the nine months ended September 30, 2007 and September 30, 2006 respectively, due to the completion of the Company’s relocation of its corporate offices to Denver, Colorado.
     Non-cash stock-based compensation was $0.2 million for the nine months ended September 30, 2007, as a result of the grant of employee stock options, restricted stock units, and share appreciation rights compared to $0.1 million for the comparable period last year.
Depreciation and Amortization of Customer Contracts
     For the nine months ended September 30, 2007, depreciation expense of $8.6 million represents a decrease of $1.4 million from nine months ended September 30, 2006. This decrease is primarily attributable to the change in useful life of the vehicles from 48 months in 2006 to 60 months in 2007 in order to better reflect the useful life of the asset. Amortization of customer contracts was $2.8 million and $2.8 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
EBITDA from Continuing Operations
     EBITDA from continuing operations for the nine months ended September 30, 2007 increased to $14.6 million from $8.7 million in 2006, an increase of $5.8 million or 66.8% is primarily attributed to an increase in direct contribution margin discussed above. For the nine months ended September 30, 2007, EBITDA includes $0.2 million in non-cash compensation expense related to the Company’s Long-Term Share Compensation Plan. Excluding this non-cash charge as well as restructuring and US listing costs incurred prior to the AVP merger, EBITDA would have been $15.7 million for the nine months ended September 30, 2007.
     EBITDA is a non-GAAP measure. The comparable GAAP measure is loss from continuing operations. Loss from continuing operations was $21.6 million and $5.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Reconciliation of EBITDA to Loss from Continuing Operations

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
EBITDA from continuing operations(1)	$14,571,013	$8,735,630
Depreciation	8,574,819	10,013,336
Amortization of customer contracts	2,761,122	2,789,180
Other (income) expense
Interest and loan fees	14,012,024	6,925,495
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	491,884	(1,114,467)
(Gain) loss on fair market value of derivatives	5,576,723	(3,433,755)
Other expense	4,379,459	—

Loss from continuing operations before income tax expense (recovery)	(21,225,018)	(5,211,158)
Income tax expense (recovery)	383,027	(58,165)

Loss from continuing operations	$(21,608,045)	$(5,152,993)

(1)	See” Non-GAAP Measures”
Other Income and Expense
     Interest and loan fees were $14.0 million for the nine months ended September 30, 2007 and represent an increase of $7.1 million for the nine months ended September 30, 2006. This increase is due in part to a $1.4 million commitment fee and $0.2 million management fee paid to Laurus for the amendment agreement to secure additional financing to fund working capital prior to the merger. The amortization of deferred financing costs, re-pricing of warrants, accretion attributed to the warrants associated with the convertible debentures and Laurus long-term debt financing also increased interest and loan fees by approximately $6.1 million for the nine months ended September 30, 2007.
     During the third quarter of 2006, the Company recognized a gain of $1.2 million on the extinguishment of debt that it had with a previous lender. The gain was a result of the Company’s negotiations with its prior lender reducing the amount of its final payment including any accrued interest to an agreed upon amount below what had previously been recorded by the Company.
     The (gain) loss on sale of investments and assets reflects a $1.6 million increase to the loss from continuing operations for the nine months ended September 30, 2007 as compared to the same period last year. In the first quarter of 2006, we sold our interest in Control F-1 Corporation (“Control F-1”) to Computer Associates International, Inc. and Computer Associates Canada Company for net proceeds of $1.3 million, which was recognized as a pre-tax gain of $1.3 million in the nine months ended September 30, 2006. The investment had been previously written down to nil in 2004 due to prevailing market conditions. In addition, the Company had a loss on the disposal of assets of $0.5 million and $0.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
     The loss on fair value of derivative liabilities was $5.6 million for the nine months ended September 30, 2007, compared to a gain on fair value of derivative liabilities of $3.4 million for the nine months ended September 30, 2006. In the third quarter of 2007, the convertible debt holders redeemed the convertible debt for cash. The loss on the fair market value of the embedded derivatives for the nine months ended September 30, 2007 was $2.6 million, compared to a gain on the embedded derivatives of $2.8 million in the comparable period in 2006. The gain on the fair value of the convertible debt warrants was $0.4 million for the nine months ended September 30, 2007 compared to a gain of $0.6 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the loss on the fair value of the public warrants was $0.6 million as compared to nil for the nine months ended September 30, 2006. In connection with the Arrangement, two unrelated third parties agreed with180 Connect (Canada) to purchase 400,000 and 100,000 shares, respectively, of AVP and to vote these shares in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. 180 Connect (Canada) agreed to a make whole formula with these individuals to be settled within 30 days of consummation of the Arrangement. The consummation of the Arrangement resulted in a $2.8 loss on the fair value of derivative liabilities for the nine months ended September 30, 2007 compared to nil for the nine months ended September 30, 2006.

     For the three months ended September 30, 2007 the Company had $4.4 million in other expense, primarily attributed to bonuses of $3.6 million earned by certain of the Company’s directors and employees as a result of the closing of the Arrangement and $0.8 million related to third-party support of 180 Connect (Canada)’s proposed Arrangement.
Income Tax Expense (Recovery)
     The Company recorded a current income tax expense of $0.4 million and $0.1 million recovery for the nine months ended September 30, 2007 and September 30, 2006 respectively.
Loss from Continuing Operations
     Loss from continuing operations for the nine months ended September 30, 2007 was $21.6 million compared to loss from continuing operations of $5.2 million for the comparable period of 2006.
Loss from Discontinued Operations
     Loss from discontinued operations for the nine months ended September 30, 2007 was $0.1 million compared to loss from discontinued operations of $1.9 million for the nine months ended September 30, 2006 related to the closure of operations at certain non-profitable branches as well as certain operations where the contracts with the customers were not renewed. The revenue and expenses of these locations have been reclassified as discontinued operations for all periods presented.
Net Loss
     Net loss for the nine months ended September 30, 2007 was $21.7 million compared to a net loss of $7.0 million for the comparable period of 2006.
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are its total cash provided by its operating activities and its borrowings under its credit facilities. Cash provided by continuing operations for the three and nine months ended September 30, 2007 was $5.3 million and $4.3 million, respectively.
     On March 13, 2007, we entered into an Arrangement Agreement with AVP. On August 24, 2007, the Arrangement was consummated and as a result, 180 Connect (Canada) became an indirect wholly-owned subsidiary of AVP, which was re-named “180 Connect Inc.”. The Company has applied for listing on the American Stock Exchange.
     As a result of the transaction, the Company received $37.9 million in proceeds and incurred $7.0 million in issuance costs. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the holders of the convertible debentures exercised their right to redeem the convertible debentures in full. The Company paid the holders of the convertible debentures $10,393,577, which included outstanding principal, and a 20% redemption premium excluding accrued but unpaid interest. On August 24, 2007, 180 Connect (Canada) paid Laurus $5.0 million principal on the term note upon the consummation of the Arrangement. The Company also used $0.2 million of the merger proceeds to purchase 500,000 shares of treasury stock and $2.8 million in settlement of derivative liabilities. The remaining proceeds will be used to fund working capital and corporate expenses.

     On August 1, 2006, 180 Connect (Canada) entered into a Security and Purchase Agreement with Laurus for the refinancing of its long-term debt. The original agreement provided up to $57 million of debt comprised of a $37 million revolving credit and over-advance facility and a $20 million term facility, with an interest rate of prime plus 3% on the revolving credit facility, subject to a minimum interest rate of 10%, an interest rate of prime plus 5% on any over-advance under the revolving credit facility, subject to a minimum interest rate of 11% and an interest rate of prime plus 5% on the term facility, subject to a minimum interest rate of 12%. For the period from August 1, 2006 to July 31, 2007, 180 Connect (Canada) was able to draw in excess of the eligible trade receivables and inventory an over advance amount up to $9 million but not to exceed an aggregate amount of $37 million. Availability under the revolving facility fluctuates daily based on receivables and inventory. After July 31, 2007, the over-advance became part of the revolving facility. As of November 2, 2007, 180 Connect (Canada) had availability of $5.1 million under the revolving facility, and the total balance outstanding was $21.7 million. Monthly repayments on the term loan of $666,667 commenced February 1, 2007. Repayment of 180 Connect (Canada)’s indebtedness to Laurus is secured by all of its real and personal property.
     180 Connect (Canada) is not subject to any financial covenants with respect to the credit facilities but is subject to other covenants including certain restrictions on its subsidiaries on assuming or guaranteeing additional indebtedness, forgiving any indebtedness, issuing any preferred stock, purchasing stock (other than of a subsidiary), making loans other than loans to employees or to its subsidiaries, entering into a merger, consolidation or reorganization, materially changing the nature of its business, changing its accounting practices and disposing of its assets. In addition, the failure to make required payments under the facilities or other indebtedness, the failure to adhere to a covenant or the occurrence of material adverse changes to its business, bankruptcy, certain changes to its ownership or Board of Directors, among other events, could result in an event of default under the facilities. As of September 30, 2007, 180 Connect (Canada) was in compliance with the covenants of its credit facilities. 180 Connect (Canada) obtained a waiver from Laurus with regards to the Arrangement as it may have constituted a change of control as defined in section 19(1) of the Security and Purchase Agreement.
     In addition, in August, 2006, 180 Connect (Canada) issued a warrant to Laurus to purchase up to 1,200,000 common shares for nominal consideration of CDN$0.01 per share, having a term of seven years. On April 2, 2007, Laurus exercised its right under the warrant to purchase the 1,200,000 common shares. Laurus agreed not to sell any common shares issued upon exercise of the warrant until July 31, 2007. Thereafter, Laurus may, at its election and assuming exercise of the warrant, sell up to 150,000 common shares per calendar quarter (on a cumulative basis) over each of the following eight quarters, subject to applicable securities laws restrictions and limitations.
     On March 22, 2006, 180 Connect (Canada) completed a private placement to a group of institutional investors. For an aggregate purchase price of $10.7 million, the investors purchased convertible debentures and warrants to purchase 942,060 common shares. The convertible debentures accrued interest at a rate of 9.33% per annum, payable quarterly, in arrears, based on a 360-day year. The debentures were to mature on March 22, 2011. In addition, the debentures were to accelerate to maturity upon the occurrence of a default on the debentures by 180 Connect (Canada). The terms of the debentures allowed the investors, at their discretion, to convert all or part of the debentures into its common shares. The aggregate number of common shares to be delivered upon such conversion was approximately 2.7 million shares, subject to adjustment in accordance with the terms of the debentures and subject to additional contractual limitations as described in the debentures. During the second quarter of 2007, one of the institutional investors of the convertible debentures and warrants exercised its option to convert in total $2,024,785 of principal under the 9.33% convertible debentures into 510,000 common shares. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the lenders exercised their right to redeem the convertible debentures in full. The Company paid the holders of the convertible debentures $10,393,577, which included outstanding principal, and a 20% redemption premium excluding accrued but unpaid interest.
     The warrants to purchase 942,060 common shares issued to the investors in the private placement are exercisable until March 21, 2010. The exercise price of the warrants is $4.331 subject to adjustment in accordance with the terms of the warrants (which adjustment is limited and capped as described in the warrants). The warrants may be exercised through a cashless exercise if there is no effective registration statement covering the resale of the underlying shares.
     180 Connect (Canada) entered into agreements with third party leasing companies to lease approximately 2,600 vehicles pursuant to its fleet expansion program. Under these agreements, 180 Connect (Canada)’s lease payment obligations amounted to $43.7 million for the periods of 2005 through 2009. As at September 30, 2007, 180 Connect (Canada) had a remaining contractual capital obligation of $25.6 million. These vehicles have been recorded as capital leases.

     On July 2, 2007, 180 Connect (Canada) entered into an amendment agreement with Laurus securing additional interim financing to fund working capital until August 24, 2007. Pursuant to the terms of the agreement, Laurus agreed to provide an additional $8.0 million to 180 Connect (Canada) as an increase to the current $37.0 million revolving loan, for a total revolving loan of $45.0 million. As part of this arrangement, Laurus also agreed to extend the maturity of the existing $9.0 million over-advance letter on a revolving loan from July 31, 2007 until August 24, 2007. At August 24, 2007, 180 Connect (Canada) had no outstanding borrowings under either the additional $8.0 million revolving loan or the existing $9.0 million over-advance facility.
     In connection with the amendment agreement certain AVP shareholders agreed to provide a limited recourse guaranty for the additional financing Laurus provided to 180 Connect (Canada) by placing $7.0 million in a brokerage account pledged to Laurus which may be used solely to purchase AVP shares.
     Laurus also agreed to loan $10.0 million to a special purpose corporation for the purpose of purchasing shares of AVP common stock. The special purpose corporation is a third-party arms-length corporation to both 180 Connect (Canada) and AVP. Neither the special purpose corporation nor Laurus agreed to make any specific amount of purchases or to vote any shares purchased in any specific manner in connection with the Arrangement.
     As consideration for the guaranty and pledge, 180 Connect (Canada) agreed to reimburse such AVP Shareholders up to $150,000 for their fees and expenses in connection with the guaranty and pledge.
     On July 2, 2007 in connection with the amendment, Laurus received warrants to purchase 600,000 common shares of the Company with a five-year term, exercisable at $4.35 per share, the adjusted market price at the time of issue, with the shares issuable thereunder, subject to a one-year lock-up. On August 24, 2007 an additional 250,000 AVP warrants were issued to Laurus upon consummation of the Arrangement. Laurus received a 2.5% management fee on the $8.0 million increase to the revolver or $200,000 and a $1.4 million commitment fee in the third quarter of 2007.
     During the third quarter of 2007, the Company and Laurus entered into a settlement with regard to a dispute over an alleged misrepresentation and event of default under the provisions of the Laurus debt agreements that Laurus alleged occurred as a result of the repayment of the convertible dentures after consummation of the Arrangement Agreement.
     Under the settlement, the Company agreed to reduce the exercise price of the 850,000 warrants that Laurus holds in the Company. Of the original 600,000 warrants issued to Laurus on July 2, 2007, 450,000 warrants were re-priced with the exercise prices reduced from $4.35 to $0.01 and 150,000 warrants were re-priced with the exercise prices reduced from $4.35 to $3.00. Laurus has agreed not to sell any common shares of the Company issuable upon exercise of the 600,000 warrants for a period of twelve months following the date of issuance of the warrants. The 250,000 AVP warrants issued on August 24, 2007 were re-priced with an exercise price reduced from $4.01 to $3.00.
Cash Flow from Operating Activities
     For the three months ended September 30, 2007 and September 30, 2006, cash provided by (used in) operating activities was $0.8 million and $(6.3) million, respectively. In the third quarter of 2007, accounts payable and accrued liabilities increased by $19.9 primarily due to a seasonal increase in the equipment payable with DIRECTV. Accounts receivable increased by $11.0 million primarily due to an increase in the trade and equipment receivable with DIRECTV primarily attributed to higher revenue, and inventory increased by $3.6 million primarily attributed to more advanced equipment on hand. Insurance premium deposits were increased by approximately $3.3 million due to the Company’s payment arrangement with its insurance carrier. The loss on the settlement of derivative liabilities of $2.8 million was related to the re-purchase of common shares in connection with the agreements to have two third-parties vote their AVP shares in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. Other changes in non-cash working capital balances related to operations attributed to the remainder of the increase.

     In the third quarter of 2006, accounts receivable increased $13.9 million as a result of increased revenues, and inventory increased $5.0 million as a result of higher penetrations of advanced equipment partially offset by an increase in accounts payable and accrued liabilities of $9.5 million related to the Company’s payment terms.
     For the nine months ended September 30, 2007 and September 30, 2006, cash provided by (used in) operating activities was $(0.1) million and $0.2 million, respectively. In 2007, accounts payable and accrued liabilities increased by $2.6 primarily due to an increase in the equipment payable with DIRECTV. Restricted cash requirements were reduced by $2.6 million, primarily as a result of the reduction in the insurance collateral requirements due to the Company’s continued satisfaction of its insurance obligations. Insurance premium deposits were reduced by approximately $1.3 million due to the Company’s payment arrangement with its insurance carrier. These increases in operating cash flow were offset by an increase of $2.5 million in inventory primarily attributed to more advanced equipment on hand. Accounts receivable increased by $3.1 million primarily due to higher revenue at the end of the quarter. The loss on settlement of derivative liabilities of $2.8 million was related to the re-purchase of common shares in connection with the agreements to have two third-parties vote their AVP shares in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. Other changes in non-cash working capital balances related to operations attributed to the remainder of the increase.
     In 2006, accounts receivable decreased by $4.3 million as a result of a new bi-weekly payment program with DIRECTV. Additionally, inventory decreased by $2.5 million as a result of improved inventory management and reduction in equipment cost. These increases were more than offset by a decrease in accounts payable and accrued liabilities of $6.2 million related to the Company’s payment terms and an increase in insurance premium deposits of $2.8 million due to the Company’s payment arrangement with its insurance carrier.
Cash Flow from Investing Activities
     Our historical investing activities consisted primarily of the purchase of property, plant and equipment and business acquisitions and divestments.
     For the quarter ended September 30, 2007 and September 30, 2006, cash used in investing activities was $0.4 million and $0.6 million, respectively, from the purchase of property, plant, and equipment. For the nine months ended September 30, 2007 and September 30, 2006 cash used in investing activities were $2.1 million and $0.8 million, respectively. In the nine months ended September 30, 2006, the Company realized net proceeds of $1.3 million for the sale of our remaining interest in Control F-1 which was offset by the purchase of property, plant and equipment of $2.1 million.
Cash Flow from Financing Activities
     Our financing activities have historically consisted primarily of the use of revolving lines of credit, term loans, debentures, capital leases and the issuance of equity. For the three months ended September 30, 2007 and September 30, 2006, cash provided by financing activities was $0.2 million and $3.4 million, respectively. As a result of the merger with AVP, the Company received $37.9 million in proceeds and incurred $7.0 million of issuance costs. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the lenders exercised their right to redeem the convertible debentures in full. The Company paid the holders of the convertible debentures $10,393,577, which included outstanding principal, and a 20% redemption premium excluding accrued but unpaid interest. On August 24, 2007, the Company paid Laurus $5.0 million principal on the term note upon the consummation of the Arrangement. In the third quarter of 2007, the Company reduced its long-term debt by an additional $13.4 million, of which $2.0 million were scheduled term payments. The Company also purchased 500,000 shares of treasury stock for $0.2 million and made $1.8 million in scheduled vehicle lease payments
     In the third quarter of 2006, the refinancing of the Company’s long term debt provided $42.1 million which was used to extinguish its previous debt of $32.9 million plus the issuance costs of $3.4 million. $3.5 million was used for the payment of capital leases for the Company’s new fleet.

     For the nine months ended September 30, 2007, and September 30, 2006, cash provided by (used in) financing activities was $0.3 million and $(2.3) million, respectively. As a result of the merger with AVP, the Company received $37.9 million in proceeds and incurred $7.0 million in issuance costs. In the third quarter of 2007, the convertible debt was redeemed in full at an amount of 120% of the outstanding principal in the amount of $10.4 million, excluding any accrued interest. On August 24, 2007, the Company paid Laurus $5.0 million principal on the term note upon the consummation of the Arrangement. For the nine months ended September 30, 2007 the Company has repaid $10.3 million in term debt and $4.0 million in other long-term debt. The Company also purchased 500,000 shares of treasury stock at cost of $0.2 million and made $9.2 million in scheduled vehicle lease payments. The refinancing of approximately 1,020 vehicles with a third-party leasing company under a capital lease resulted in net proceeds of approximately $3.5 million.
     During the nine months ended September 30, 2006, the refinancing of the long term debt provided $42.1 million used to extinguish its previous debt of $32.9 million plus the issuance costs of $3.4 million. In 2006, the Company completed a private placement of $10.7 million of convertible debentures and warrants. This was offset by the payment of $11.4 million for capital lease obligations primarily related to the Company’s new fleet and the repayment of a portion of the Company’s long-term debt pursuant to agreements with the Company’s lenders.
     As of September 30, 2007, the Company does not have any restricted cash invested in asset backed commercial paper. An assumed one percentage point increase or decrease in interest rates would have the effect of increasing or decreasing interest expense by approximately $0.1 million for the quarter ended September 30, 2007.
     The working capital deficiency at September 30, 2007 was due, primarily, to the 30-45 day payment terms for inventory purchased from DIRECTV and the approximately 20-day receivable terms from DIRECTV for that inventory when it is installed in the consumer’s home.
     We believe that cash flow from continuing operations and availability under existing credit facilities will be sufficient to meet our short-term and long-term requirements for ongoing operations and planned growth. However, we derive a significant portion of our revenue from a limited number of customers. See “Risk Factors” in section 1A of this Report Form 10-Q. A decision by a major customer to discontinue, in whole or in part, use of the Company’s services in the future may adversely affect the Company’s capital resources.

Contractual Obligations
     180 Connect (Canada) has long-term debt obligations, various operating leases and purchase commitments for equipment. The amount of estimated future payments under such arrangements is detailed in the following table.

	As of September 30, 2007
	Contractual Obligations Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	Thereafter
Long term debt (1)	$25,485,196	$6,817,352	$18,667,844	$—	$—
Operating leases, real property	9,274,049	3,391,110	4,361,508	1,521,431	—
Operating leases, equipment and trucks	1,161,089	362,203	566,599	232,287	—
Capital leases, I/T Equipment	459,461	166,014	193,968	99,479	—
Capital leases — Vehicles (2)	27,230,831	10,914,375	15,418,844	897,612	—

Total	$63,610,626	$21,651,054	$39,208,763	$2,750,809	$—

(1)	The long-term debt amounts in the schedule above do not include interest because it is at variable rates. The estimated interest expense for the remainder of 2007, 2008-2009, 2010-2011 and thereafter is $1,998,081, $5,395,437 and nil, respectively. The Company estimated interest expense based on current interest rates, current balances and scheduled repayments.

(2)	Capital lease obligations include interest in the table above.
Off-Balance Sheet Arrangements
     There were no off-balance sheet transactions entered into during the three and nine months ended September 30, 2007. Off-balance sheet arrangements include any contractual arrangement with an entity not reported on a consolidated basis with us. We did not have any obligations under guaranteed contracts for financing instruments, a retained or contingent interest in assets transferred to an unconsolidated entity, any obligations under derivative interests or any special purpose entity transactions.
Transactions with Related Parties
     During the second quarter of 2006, the Company entered into a one-year arrangement with a then member of its Board of Directors for professional services to be provided in connection with the Company’s long-term debt refinancing and strategic alternatives process. The agreement provides for maximum base compensation of $300,000. During 2006, in addition to base salary payments, the director earned and was paid $240,000 in connection with the Company’s debt refinancing and a $210,000 discretionary bonus, of which $60,000 was paid in 2006 and $150,000 was paid in the first quarter of 2007 and $185,000 was paid in the third quarter of 2007.
Forward-Looking Statements
     This MD&A contains forward-looking statements which reflect management’s expectations regarding the Company’s future growth, results of operations, performance and business prospects and opportunities. Statements about the Company’s future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may”, “should”, “could”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict” or “potential” or the negative or other variations of these words, or other similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors, including those discussed under section 1A “Risk Factors” of this Report Form 10-Q could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, the Company cannot assure investors that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A, and the Company assumes no obligation to update or revise them to reflect new events or circumstances, except as required by law.

Non-GAAP Measures
     The term “Direct Contribution Margin” (“DCM”) consists of revenue less direct expense and excludes general and administrative expense, foreign exchange loss (gain), non-cash stock-based compensation, (gain) loss in sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM, as referred to in this discussion and analysis, is a non-GAAP measure which does not have any standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other issuers. We believe that this term provides a better assessment of the contribution of the field operations dealing directly with our customers’ subscribers by eliminating: (1) the general and administrative costs that are not part of the direct costs of generating revenue; (2) the charge for customer contracts and depreciation which are non-cash expense items; and (3) (gain) loss on sale of assets, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, and other expense, which are not considered to be in the normal course of operating activity. Investors should be cautioned, however, that DCM should not be construed as an alternative to income (loss) from continuing operations determined in accordance with U.S. GAAP as an indicator of our performance. For a reconciliation of DCM to the comparable U.S. GAAP measure, loss from continuing operations, see “Direct Contribution Margin”.
     The term “EBITDA from continuing operations’’ refers to income from continuing operations before deducting depreciation, amortization of customer contracts, (gain) loss in sale of investments and assets, interest and loan fees, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). EBITDA from continuing operations, as referred to in this MD&A, is a non-GAAP measure which does not have any standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other issuers. Management believes that EBITDA from continuing operations provides a better assessment of cash flow from the Company’s operations by eliminating: (1) the charge for depreciation, and amortization of customer contracts which are non-cash expense items and (2) (gain) loss on sale of assets, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, and other expense, which are not considered to be in the normal course of operating activity. In addition, financial analysts and investors use a multiple of EBITDA from continuing operations for valuing companies within the same sector, in order to eliminate the differences in accounting treatment from one company to the next. Given that the Company is in a growth stage, we believe the focus on EBITDA from continuing operations gives the investor or reader of the Company’s consolidated financial statements and MD&A more insight into the operating capabilities of management and its utilization of the Company’s operating assets. Management further believes that EBITDA from continuing operations is also the best metric for measuring the Company’s valuation. Investors should be cautioned, however, that EBITDA from continuing operations should not be construed as an alternative to income (loss) from continuing operations determined in accordance with U.S. GAAP as an indicator of the Company’s performance. For a reconciliation of EBITDA from continuing operations to the comparable GAAP measure, being income (loss) from continuing operations, see “EBITDA from Continuing Operations”.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk related to changes in interest rates and fluctuations in foreign currency rates. The Company’s long-term debt is a variable rate credit facility that exposes the Company to interest rate risk. The interest rates on the Company’s long-term debt range from prime plus 3% to prime plus 5%, subject to a minimum interest rate of 10% to 12%, and are therefore subject to risk relating to interest rate fluctuations. An assumed one percentage point increase in interest rates would have the effect of increasing interest expense by approximately $0.1 million. The company has Canadian subsidiaries included in its consolidated statements of operations and consolidated balance sheets and is subject to fluctuations in the exchange rate of the Canadian dollar to the U.S. dollar.
ITEM 4. CONTROLS AND PROCEDURES
     Our management carried out an evaluation, with the participation of our chief executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “SEC”).
Change in Internal Control over Financial Reporting
     On August 24, 2007, we completed a plan of arrangement, at which time 180 Connect (Canada) became a wholly-owned subsidiary of the Company. We are currently in the process of assessing and integrating 180 Connect (Canada)’s internal control over financial reporting into our internal control over financial reporting. Other than with respect to such integration, there has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 17 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.
     Except as noted above, 180 Connect is not party to any material litigation and is not aware of any threatened material litigation.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We have a history of operating losses and may not be able to achieve profitability.
     We began operating our business in 2000 through the acquisition of certain assets relating to the cable and satellite industries. We had a loss from continuing operations of $8.7 million for the year ended December 31, 2006. Our net losses from continuing operations were $5.3 million and $3.6 million for the years ending December 31, 2005 and December 25, 2004, respectively. If we are not profitable in the future, we may require additional sources of financing to meet ongoing requirements. We may continue to incur losses and remain unprofitable in the future.
We rely on one key customer for a substantial percentage of our revenue.
     DIRECTV Inc. (“DIRECTV”) accounted for 83%, 86% and 86% of our consolidated revenues for the years ended December 31, 2006, December 25, 2005 and December 27, 2004, respectively. We are materially dependent on this customer and the loss of this customer or a substantial reduction in the level of services provided to this customer would have a material adverse affect on us and the market price and value of our common shares. A number of factors impact the services that this customer or any of our other customers may require. Industry consolidation, technological developments, economic cycles, and internal budgetary constraints all affect the demand for our services. Our contact with DIRECTV does not afford us the exclusive right to provide our services to DIRECTV’s customers in the territories we serve, and the contract may be terminated by either party upon 180 days’ notice. Our contract with DIRECTV does not permit us to perform services for competitors of DIRECTV in the same markets where we perform services for DIRECTV without DIRECTV’s consent. In addition, our contract with DIRECTV can be cancelled on short notice and DIRECTV is generally not obligated to purchase additional services from us.
If we are unable to retain trained personnel, we may be unable to provide adequate service.
     Our ability to provide quality service and to meet the demand for our services depends upon our ability to retain an adequate number of trained personnel. We operate in an industry characterized by highly competitive markets and, similar to many of our competitors, we experience high employee turnover. It is possible that our labor expenses increase due to a shortage in the supply of skilled field technicians and subcontractors and our efforts to reduce employee turnover. Additionally, labor expenses may increase if we are required to rely more extensively on overtime for our technicians to meet the demands for our services or if our employees unionize. We cannot be certain that we will be able to improve our employee retention rates or maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and prospective customers which would cause our business to suffer materially. Additionally, the industry in which we operate is characterized by significant changes in technology. New technologies may replace existing technologies for transmission of video, data and voice. In order to remain competitive, we must continue to train our technicians to keep pace with technological developments in the industry. If we are unable to provide our technicians with adequate training in a timely manner, we may not be able to retain customers or attract new customers and our financial situation could be adversely affected.

Failure to successfully manage organic growth or growth through acquisitions could negatively impact our business.
     If we are unable to successfully manage our internal growth, our revenue, profitability, operating results and financial condition may be adversely affected. In addition, anticipated cost savings may not materialize, and we may experience operating losses. Our financial success could also be impaired by the following risks if future acquisitions are not integrated successfully:
•	Substantial financial resources may be required to support acquisitions, which could have otherwise been utilized in the development of other aspects of our business;

•	Acquisitions may result in liabilities and contingencies, which could affect our operations; and

•	We may incur significant expenses, or experience other financial or operational problems if we are unable to successfully integrate common systems and procedures with our current operational, financial and management systems.
     No assurance can be given that our systems and procedures will be adequate to support or integrate the expansion of operations resulting from organic growth or an acquisition.
We depend on key employees for management and operations.
     We are dependent upon the retention of certain key executives and employees. Our future success will depend upon our ability to attract and retain additional qualified personnel to identify, investigate and negotiate future acquisitions and manage, oversee and staff acquired operations.
We are subject to litigation and other disputes which may lead to litigation.
     We are subject to various actual and potential claims, proceedings and lawsuits which may arise in the ordinary course of business. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. We provide reserves for those claims which we believe to be adequate based on our current information and legal advise. See Item 1 of Part II of this Quarterly Report for a description of the legal proceedings involving the Company and its subsidiaries.
Our actual losses may exceed our insurance expense estimates.
     We maintain a self-insurance program for casualty coverage, including workers compensation, automobile and general liability coverage. As part of the self-insurance program, we are required to pay up to $500,000 for each individual workers compensation claim and up to $350,000 for each auto liability claim. The aggregate limit is $29,295,000 for all workers compensation and automobile liability claims. We are required to pay up to $500,000 for each general liability claim for the period ended April 30, 2008. We estimate, on a monthly basis, our potential liability for property and casualty claims, including workers compensation, automobile and general liability claims incurred within a particular policy year. These estimates take into account policy loss limits and future anticipated payouts on an individual claim basis and form the basis of our annual insurance expense. We generally accrue for liability for losses over a twelve-month period based on our then current estimate of losses. In some cases, we may be required to make further accruals and payments where actual losses in prior periods exceed estimated amounts. If our estimates of potential liability prove to be inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition.
We are subject to competition and may not be able to maintain our position within the industry.
     We face competition from other providers of installation services and may not be able to maintain or strengthen our competitive position within the industry. There are a number of factors that determine the level of competitive intensity in our industry. First, there are relatively few barriers to entry into the markets in which we operate. Therefore, any entity that has sufficient financial resources and access to technical expertise may become a competitor. Second, competitors may have lower cost structures, which they are able to pass along to customers in the form of lower rates. Third, some of our existing or potential customers may themselves perform some of the same services we perform. If we are unable to maintain or enhance our competitive position and the quality of our service offering, our business, operating results and financial condition may be adversely affected. There can be no assurance that we will be able to compete successfully against our current or future competitors.

Our revenue and liquidity are subject to seasonal fluctuations.
     Our customers’ subscriber growth, and thus our revenue, tends to be higher in the third and fourth quarters of the year. While subscriber activity is subject to seasonal fluctuations, it may also be affected by competition and varying amounts of promotional activity undertaken by our customers. Additionally, actual work order volume for any quarter may be lower than the quarterly projections provided to us by our customers resulting in increased levels of inventory and a decrease in revenue and liquidity. There can be no assurance that we would have sufficient liquidity or be able to obtain additional financing on satisfactory terms, or at all, in the event a shortfall was to occur in the future.
Consolidation of broadband carriers could result in a reduction of our customer base.
     From time to time, the home entertainment and communications, cable, telecommunications, satellite and wireless industries have experienced significant consolidation activity. Consolidation among our customers could have the effect of reducing the number of our current or prospective customers, which could lead to increased dependence on a smaller number of customers or the loss of customers who elect to use a competitor.
     We have not and do not expect to pay cash dividends which may cause the price of our common stock to decline.
     We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future cash earnings, if any, for reinvestment in the development and expansion of our business. A decision to pay cash dividends in the future will be made by our board of directors and will be dependent on our financial condition, results of operations, capital requirements and any other factors our board of directors decides is relevant. As a result, an investor will only recognize an economic gain on an investment in our common stock from an appreciation in the price of such common stock.
We incurred significant costs associated with the Arrangement with 180 Connect (Canada), which has reduced the amount of cash otherwise available for other corporate purposes.
     As a result of the completion of the Arrangement with 180 Connect (Canada), we have incurred significant costs associated with the Arrangement. These costs have reduced the amount of cash otherwise available for other corporate purposes. We incurred significant direct transaction costs in connection with the Arrangement. Further, we may incur additional material charges reflecting additional costs associated with the Arrangement in fiscal quarters subsequent to the current fiscal quarter. There is no assurance that the significant costs associated with the Arrangement will prove to be justified in light of the benefits ultimately realized.
Prior to the Arrangement with 180 Connect (Canada), we did not have any operations and 180 Connect (Canada) never operated as a U.S. public company. Fulfilling our Sarbanes-Oxley obligations as a public company going forward will be expensive and time consuming.
     Prior to the Arrangement, 180 Connect (Canada), as a Canadian public company, had not been required to assess the operating effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our activities, we have not been required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting as will be required with respect to a public company with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we are required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations will require significant time and resources from our management and our finance and accounting staff and will significantly increase our legal, insurance and financial compliance costs. As a result, our operating income as a percentage of revenue is likely to be lower.

Risks Related to Our Common Stock
The price of our common stock is volatile and may be less than what you originally paid for your shares of common stock.
     The price of our common stock is volatile, and may fluctuate due to factors such as:
•	Actual or anticipated fluctuations in quarterly and annual results;

•	Mergers, consolidations and strategic alliances in the communication and broadcast services industry;

•	Market conditions in the equipment installation industry;

•	Our earnings estimates and those of our publicly held competitors; and

•	The general state of the stock markets.
     The communication and broadcast services industry has been highly unpredictable and volatile. The market for common stock of companies in this industry may be equally volatile. Our common stock may trade at prices lower than what you originally paid for your corresponding shares of our common stock prior to the Arrangement.
The exercise of our outstanding convertible securities will result in a dilution of our current stockholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our shares.
     We have outstanding redeemable public warrants to purchase an aggregate of 18,000,000 shares of common stock as of September 30, 2007. These warrants will be exercised only if the $5.00 per-share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and will increase the number of shares eligible for resale in the public market. We also sold to Wedbush Morgan Securities Inc. in our initial public offering an option to purchase up to 450,000 units at $7.50 per unit, part of which was transferred to Maxim Group LLC following our initial public offering, with each unit comprised of one share of common stock and two warrants. In addition, the issuance of up to 942,060 shares of our common stock upon exercise of outstanding warrants originally issued in 180 Connect (Canada)’s private placement, as well as the issuance of up to 250,000 shares of our common stock upon the exercise of outstanding warrants issued to Laurus in connection with amendment of 180 Connect (Canada)’s credit arrangement with Laurus on July 2, 2007, the issuance of 600,000 shares of common stock upon the exercise of a warrant issued to Laurus by 180 Connect (Canada) prior to the Arrangement, stock options and other awards pursuant to our 2007 Long-Term Incentive Plan and the issuance of 266,393 shares of common stock upon the exercise of warrants issued to Magnetar, will further dilute our existing stockholders’ voting interest. In addition to the dilutive effects described above, the conversion or exercise of those securities would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
Our common stock is traded on the OTC Bulletin Board, which may make it more difficult for stockholders to dispose of or to obtain accurate quotations as to the value of our common stock.
     Our common stock is quoted on the OTC Bulletin Board. As a result, there may be no or only a limited public market for our common stock and you may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, the “penny stock” regulations of the SEC might apply to transactions in the common stock. A “penny stock” generally includes any over-the-counter equity security that has a market price of less than $5.00 per share. The SEC regulations require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the SEC relating to the penny stock. A broker-dealer effecting transactions in penny stocks must make disclosures, including disclosure of commissions, and provide monthly statements to the customer with information on the limited market in penny stocks. These requirements may discourage broker-dealers from effecting transactions in penny stocks. If the penny stock regulations were to become applicable to transactions in shares of our common stock, they could adversely affect your ability to sell or otherwise dispose of your shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On August 20, 2007, 180 Connect (Canada) offered to pay Magnetar $800,000 in connection with Magnetar’s support of 180 Connect (Canada)’s proposed Arrangement and, as a shareholder of AVP, for Magnetar to agree to vote the shares it held in AVP in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. On August 23, 2007, Messrs. Balter and Slasky (initial stockholders and officers and directors of AVP and, after consummation of the Arrangement, directors of the Company) agreed to issue to Magnetar an option to acquire 160,000 shares of AVP for $0.01 per share in satisfaction of 180 Connect (Canada)’s agreement with Magnetar and 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky for such issuance, but such option was never issued. On November 9, 2007, the Company issued Magnetar a warrant exercisable for 356,952 shares of common stock of the Company in full satisfaction of amounts owing by the Company to Magnetar. Such warrant was valued at $800,000 on November 9, 2007. In connection with such issuance, the Company withheld 90,559 of the shares underlying the warrant in order to satisfy U.S. tax withholding requirements and remitted $202,960 to the Internal Revenue Service on behalf of Magnetar. Accordingly, the warrant will only be exercisable for 266,393 shares.
     The following table provides certain information with respect to our purchase of shares of our common stock during the quarter ended September 30, 2007.

				Total Number of	Maximum Number of
	Total			Shares Purchased as	Shares that May Yet
	Number of		Average	Part of Publicly	Be Purchased Under
	Shares		Price Paid	Announced Plans or	the Plans or
Period	Purchased		per Share	Programs	Programs
July 1 through July 31, 2007	—		—	—	—
August 1 through August 31, 2007	—		—	—	—
September 1 through September 30, 2007	500,000	(1)	$5.71	—	—

(1)	The 500,000 shares were purchased in privately negotiated transactions to satisfy certain obligations undertaken by 180 Connect (Canada) prior to consummation of the arrangement. This does not include our purchase from two directors of an option to purchase 16,000 shares of our common stock in a privately negotiated transaction to satisfy certain obligations undertaken by 180 Connect (Canada) prior to consummation of the Arrangement.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The shareholders of the Company voted on the following items described below at a Special Meeting in lieu of an Annual Meeting of the Shareholders held on August 24, 2007.
1.	The election for the nominees for directors who will serve in three separate classes until their successors are duly elected and qualified was voted on by the shareholders. The nominees, each of whom was elected, were: Lawrence J. Askowitz, Ilan M. Slasky and Howard S. Balter. The other directors of the Company are Peter Giacalone, David Hallmen, M. Brian McCarthy, Jiri Modry and Byron Osing. Votes were cast for election of directors as follows:

					Broker Non-
Director	Votes For	Votes Against	Votes Withheld	Abstentions	Votes
Lawrence J. Askowitz	9,908,431	0	772,760	0	0
Ilan M. Slasky	9,908,431	0	772,760	0	0
Howard S. Balter	9,908,431	0	772,760	0	0
2.	The adoption of the Arrangement Agreement, dated as of March 13, 2007, by and among the Company (f/k/a Ad.Venture Partners, Inc.), 180 Connect Exchangeco Inc., a wholly-owned subsidiary of the Company (“180 Connect Exchangeco”) and 180 Connect (Canada), and to approve the Arrangement contemplated thereby, pursuant to which (i) 180 Connect Exchangeco acquired all of the outstanding common shares of 180 Connect (Canada) in exchange for either shares of the Company, shares of 180 Connect Exchangeco that are exchangeable into shares of the Company’s common stock at the option of the holder or a combination of the Company’s common stock and exchangeable shares of 180 Connect Exchangeco and (ii) outstanding options to purchase 180 Connect (Canada)’s common shares were exchanged for options to purchase the Company’s common stock. In addition, the Company assumed all of 180 Connect (Canada)’s obligations pursuant to 180 Connect (Canada)’s outstanding warrants, stock appreciation rights and convertible debentures. Votes were cast for adoption of the Arrangement Agreement and approval of the Arrangement contemplated thereby as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
8,987,906	1,693,285	0	0	0
3.	To amend and restate the certificate of incorporation of the Company following the completion of the Arrangement by:
i.	Changing the name of Ad.Venture Partners, Inc. to 180 Connect Inc.;

ii.	Removing from the certificate of incorporation the Fifth Article, which relates to the operation of the Company as a blank check company prior to the consummation of the Arrangement, and to amend the classified board provisions of the Sixth Article to clarify when the terms of the three classes of directors expire;

iii.	Increasing the authorized shares of common stock from 50,000,000 shares to 100,000,000 shares; and

iv.	Approving the authorization and issuance of a special voting share of the Company that entitles the holder thereof to an aggregate number of votes, on any particular matter, proposition or question, equal to the number of exchangeable shares of 180 Connect Exchangeco that are outstanding from time to time.
     Votes were cast for each of the aforementioned amendments as follows:

Amendments	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Name Change	9,477,244	647,206	0	556,741	0
Fifth & Sixth Article	9,473,344	644,106	0	563,741	0
Authorized Shares	9,477,244	638,206	0	565,741	0
Special Voting Share	9,470,784	644,666	0	565,741	0
4.	To adopt and approve a long-term incentive plan, pursuant to which up to 2,000,000 shares of the Company’s common stock will be available for delivery under awards of stock options, stock appreciation rights, restricted stock and restricted stock units, deferred stock units, performance shares, performance cash awards and other stock awards or cash awards granted pursuant to the plan. Votes were cast for adoption and approval of the long-term incentive plan as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
9,473,444	642,006	0	565,741	0
5.	To ratify the selection by the Audit Committee of the board of directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2007. Votes were cast to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
9,473,344	577,648	0	630,199	0

ITEM 6. EXHIBITS.
Exhibits

Exhibit No.	Description
2.5	Amendment No. 1 to the Arrangement Agreement dated as of July 2, 2007 (5)
2.6	Amendment No. 2 to the Arrangement Agreement dated as of August 6, 2007 (5)
3.1	Amended and Restated Certificate of Incorporation (7)
3.2	By-laws (2)
4.1	Specimen Unit Certificate (6)
4.2	Specimen Common Stock Certificate (6)
4.3	Specimen Warrant Certificate (6)
10.1	Securities Purchase Agreement dated March 21, 2006 among 180 Connect (Canada) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC (5)
10.2	Registration Rights Agreement dated March 21, 2006 among 180 Connect (Canada) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC (5)
10.3	Replacement Common Stock Purchase Warrant to purchase 206,556 common shares (7)
10.4	Replacement Common Stock Purchase Warrant to purchase 528,948 common shares (7)
10.5	Replacement Common Stock Purchase Warrant to purchase 206,556 common shares (7)
10.6	Security and Purchase Agreement dated July 31, 2006 among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada Corporation), Mountain Center, Inc., JJ&V Communications Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc. (5)
10.7	Secured Non-Convertible Revolving Note dated July 31, 2006 in the principal amount of $37,000,000 (5)
10.8	Secured Non-Convertible Revolving Term Note dated July 31, 2006 in the principal amount of $20,000,000 (5)
10.9	Overadvance Letter dated July 31, 2006 (5)
10.10	Guaranty of 180 Connect Inc. (a Nevada corporation) dated July 31, 2006 (5)
10.11	Guaranty of Wirecomm America, Inc. dated July 31, 2006 (5)
10.12	Stock Pledge Agreement dated July 31, 2006 among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and Wirecomm America, Inc. (5)
10.13	Share Pledge Agreement dated July 31, 2006 among Laurus Master Fund, Ltd., 180 Connect (Canada) and Wirecomm Systems Inc. (5)
10.14	Master Security Agreement dated July 31, 2006 between Wirecomm Systems Inc. and Laurus Master Fund, Ltd. (5)
10.15	Canadian Master Security Agreement dated July 31, 2006 among Wirecomm Systems Inc., 180 Connect (Canada) and Laurus Master Fund, Ltd. (5)
10.16	Amendment dated July 2, 2007 to that certain Secured Non-Convertible Revolving Note dated July 31, 2006 by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and other parties thereto (5)
10.17	Common Stock Purchase Warrant dated July 2, 2007 to purchase up to 1,000,000 common shares of 180 Connect (Canada) (5)
10.18	Letter Agreement dated July 2, 2007 by and among 180 Connect (Canada), Howard S. Balter and Ilan Slasky (5)
10.19	Reaffirmation and Ratification Agreement dated July 2, 2007 executed and delivered by 180 Connect (Canada) and its subsidiaries (5)
10.20	Amendment Agreement dated July 2, 2007 by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and its subsidiaries (5)
10.21	Warrant Letter Agreement dated July 2, 2007 between Laurus Master Fund, Ltd. and the Company (4)
10.22	Tri-Party Letter Agreement dated July 10, 2007 among Laurus Master Fund, Ltd., 180 Connect (Canada), Howard S. Balter and Ilan M. Slasky (5)
10.23	Home Services Provider Agreement dated June 1, 2005 among DIRECTV, Inc., 180 Connect Inc. (a Nevada corporation) and Mountain Center, Inc. (5)
10.24	Form of SAR Exchange Agreement (5)
10.25	Executive Employment Agreement with Mark Burel (5)
10.26	Executive Employment Agreement with Steven Westberg (5)
10.27	Executive Employment Agreement with Peter Giacalone (5)
10.28	Amended Director Employment Agreement with M. Brian McCarthy (5)
10.29	Amendment to M. Brian McCarthy Amended Director Employment Agreement (5)
10.30	Form of Stock Option Agreement (8)
10.31	Form of Restricted Stock Units Agreement (8)
10.32	2007 Long-Term Incentive Plan (8)
31.1	Section 302 Certification by the Chief Executive Officer (*)
31.2	Section 302 Certification by the Chief Financial Officer (*)
32.1	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer (*)

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-124141).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (SEC File No. 333-142319).

(6)	Incorporated by reference to the Company’s Form 8-A/A filed with the SEC on August 24, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 14, 2007

180 CONNECT INC.
By:	/s/ Steven Westberg
Steven Westberg
Chief Financial Officer and Principal Accounting Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit No.	Description
2.5	Amendment No. 1 to the Arrangement Agreement dated as of July 2, 2007 (5)
2.6	Amendment No. 2 to the Arrangement Agreement dated as of August 6, 2007 (5)
3.1	Amended and Restated Certificate of Incorporation (7)
3.2	By-laws (2)
4.1	Specimen Unit Certificate (6)
4.2	Specimen Common Stock Certificate (6)
4.3	Specimen Warrant Certificate (6)
10.1	Securities Purchase Agreement dated March 21, 2006 among 180 Connect (Canada) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC (5)
10.2	Registration Rights Agreement dated March 21, 2006 among 180 Connect (Canada) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC (5)
10.3	Replacement Common Stock Purchase Warrant to purchase 206,556 common shares (7)
10.4	Replacement Common Stock Purchase Warrant to purchase 528,948 common shares (7)
10.5	Replacement Common Stock Purchase Warrant to purchase 206,556 common shares (7)
10.6	Security and Purchase Agreement dated July 31, 2006 among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada Corporation), Mountain Center, Inc., JJ&V Communications Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc. (5)
10.7	Secured Non-Convertible Revolving Note dated July 31, 2006 in the principal amount of $37,000,000 (5)
10.8	Secured Non-Convertible Revolving Term Note dated July 31, 2006 in the principal amount of $20,000,000 (5)
10.9	Overadvance Letter dated July 31, 2006 (5)
10.10	Guaranty of 180 Connect Inc. (a Nevada corporation) dated July 31, 2006 (5)
10.11	Guaranty of Wirecomm America, Inc. dated July 31, 2006 (5)
10.12	Stock Pledge Agreement dated July 31, 2006 among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and Wirecomm America, Inc. (5)
10.13	Share Pledge Agreement dated July 31, 2006 among Laurus Master Fund, Ltd., 180 Connect (Canada) and Wirecomm Systems Inc. (5)
10.14	Master Security Agreement dated July 31, 2006 between Wirecomm Systems Inc. and Laurus Master Master Fund, Ltd. (5)
10.15	Canadian Master Security Agreement dated July 31, 2006 among Wirecomm Systems Inc., 180 Connect (Canada) and Laurus Master Fund, Ltd. (5)
10.16	Amendment dated July 2, 2007 to that certain Secured Non-Convertible Revolving Note dated July 31, 2006 by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and other parties thereto (5)
10.17	Common Stock Purchase Warrant dated July 2, 2007 to purchase up to 1,000,000 common shares of 180 Connect (Canada) (5)
10.18	Letter Agreement dated July 2, 2007 by and among 180 Connect (Canada), Howard S. Balter and Ilan Slasky (5)
10.19	Reaffirmation and Ratification Agreement dated July 2, 2007 executed and delivered by 180 Connect (Canada) and its subsidiaries (5)

Exhibit No.	Description
10.20	Amendment Agreement dated July 2, 2007 by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and its subsidiaries (5)
10.21	Warrant Letter Agreement dated July 2, 2007 between Laurus Master Fund, Ltd. and the Company (4)
10.22	Tri-Party Letter Agreement dated July 10, 2007 among Laurus Master Fund, Ltd., [180 Connect Inc.], Howard S. Balter and Ilan M. Slasky (5)
10.23	Home Services Provider Agreement dated June 1, 2005 among DIRECTV, Inc., 180 Connect Inc. (a Nevada corporation) and Mountain Center, Inc. (5)
10.24	Form of SAR Exchange Agreement (5)
10.25	Executive Employment Agreement with Mark Burel (5)
10.26	Executive Employment Agreement with Steven Westberg (5)
10.27	Executive Employment Agreement with Peter Giacalone (5)
10.28	Amended Director Employment Agreement with M. Brian McCarthy (5)
10.29	Amendment to M. Brian McCarthy Amended Director Employment Agreement (5)
10.30	Form of Stock Option Agreement (8)
10.31	Form of Restricted Stock Units Agreement (8)
10.32	2007 Long-Term Incentive Plan (8)
31.1	Section 302 Certification by the Chief Executive Officer (*)
31.2	Section 302 Certification by the Chief Financial Officer (*)
32.1	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer (*)

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-124141).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (SEC File No. 333-142319).

(6)	Incorporated by reference to the Company’s Form 8-A/A filed with the SEC on August 24, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2007.