Form 10-K
period 2007-12-31
180 Connect Inc.
filed 2008-03-31
CIK 1323639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-51456

180 CONNECT INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2650200
(State of Incorporation)	(IRS Employer Identification Number)
6501 E. Belleview Avenue
Englewood, Colorado 80111
(Address of principal executive offices)

Registrant’s Telephone Number:
(303) 395-6000

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Units, each consisting of one share of Common Stock and two Warrants

Warrants, exercisable for Common Stock at an exercise price of $5.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on March 27, 2008 was $18,957,026.

As of March 27, 2008, there were 23,751,648 shares of the Registrant’s Common Stock issued and outstanding which excludes 1,768,504 exchangeable shares and 500,000 shares of common stock held in the Company’s treasury.

180 CONNECT INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
INDEX

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A(T).	Controls and Procedures	77

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	78
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	78
Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
Item 14.	Principal Accountant Fees and Services	78

PART IV
Item 15.	Exhibits and Financial Statement Schedules	79
Signatures
EX-10.28 Amended and Restated Common Stock Purchase Warrant
EX-10.29 Amended and Restated Common Stock Purchase Warrant
EX-10.30 Amended and Restated Warrant Certificate
EX-10.36 Home Services Provider Agreement
EX-10.37 Home Services Provider Agreement
EX-10.44 Executive Employment Agreement
EX-10.48 Warrant to Purchase Common Stock
EX-10.49 Amended and Restated Equity Plan for Non-Employee Directors
EX-10.50 Unit Purchase Option Clarification Agreement
EX-10.51 Warrant Clarification Agreement
EX-21.1 Subsidiaries
EX-23.1 Consent of Ernst & Young LLP
EX-23.2 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

PART I

Item 1.	Business

Corporate Overview

We were organized as a Delaware blank check company in April 2005 under the name Ad.Venture Partners, Inc. (“AVP”) for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the technology, media or telecommunications industries. On August 24, 2007, we completed the Arrangement (the “Arrangement”) with 180 Connect Inc., a corporation organized under the laws of Canada (“180 Connect (Canada)”), whereupon 180 Connect (Canada) became our indirect, wholly-owned subsidiary and we changed our name to 180 Connect Inc.

As used in this annual report, “we,” “us,” “our,” “180 Connect Inc.,” the “Company” and words of similar import refer to the consolidated business of 180 Connect Inc. (formerly known as Ad.Venture Partners, Inc.).

Industry Trends

Our industry is comprised of national, regional and local companies that provide services to meet the following needs:

•	Growing Demand for High-Definition Television and Voice, Video and Data Services. DIRECTV® Inc. (“DIRECTV”) satellite television subscriptions and installations have grown substantially over the last five years as the industry has gained acceptance in part through offering high definition television and digital video recorder capabilities, as well as attractive programming such as NFL Sunday Ticket, NASCAR HotPass, and other exclusive sports offerings. Cable companies continue to upgrade their systems to provide for enhanced broadband services, including voice over internet protocol, commonly called VOIP, as well as improved video offerings, including high definition television, video on demand and digital video recording. All of these improved offerings drive increased need for at-home fulfillment services, services which account for the vast majority of our revenues.

•	Increasing Need for Network Infrastructure Design, Installation and Management. Municipalities, large housing developments and complex organizations, such as airports, are increasingly using advanced technology to expand operational capabilities, reduce costs, attract business development and drive additional revenue, among many other benefits. The technology is complex, and they often turn to third-parties, such as our Network Services division, to design the networks, oversee installation and manage the network post-construction.

•	Increasing Sophistication of New Home Technology and Wiring. New home buyers are demanding and paying for increasingly complex wiring to support next-generation home entertainment, environmental and security controls. The Company has a small but growing division that works with builders and individuals to install new home and multi-dwelling unit structured wiring.

The 180 Connect Solution

We employ a flexible, highly skilled workforce to provide technical support services to the home entertainment, communications, enterprise data and home integration service industries. By providing such services, we allow our customers to focus on their core competencies and product offerings.

We train, equip and employ technicians in each of our more than 85 operating locations to ensure the timely completion of our services and to provide ongoing direct contact with our customers and their subscribers. Our customers, which are home entertainment, communications and data providers and municipalities, engage us to respond to requests received from their subscribers by assigning a service request, or work order, to us. We typically receive work orders within twenty-four hours of the carrier’s receipt of a service request, which are then assigned to a technician. The technician is then dispatched to the subscriber’s location and completes the service request. Technicians typically require one to three hours to complete a service request, depending upon the type of service required. Upon completion, the technician contacts us and/or the customer and closes the work order. In addition, engineering and design services are also completed based on the receipt of work orders from our customers.

We provide our customers with the resources of a national organization combined with the accessibility and flexibility of a local technical support services provider. We are recognized as a leading provider of technical support services, which we believe is due to our focus on the following factors:

•	Quality Service. We provide quality service through our comprehensive training and supervision of our technicians and through routine inspections by both us and our customers of completed work. These routine inspections ensure that completed work meets all applicable technical and customer-specified standards. Our quality service is evidenced by our high customer satisfaction ratings.

•	Low Cost Provider. In order to effectively compete with local technical support service providers, we concentrate on maintaining a well-managed cost structure. We achieve this by focusing extensively on a variable cost model. As part of our initiatives, we have transferred administrative functions such as payroll, human resources administration and accounting from local and regional offices to a centralized location. In this manner, we have been able to provide the benefits of a local technical support services provider with the economics of a national technical support services provider.

•	National Footprint. We provide technical support services to the satellite and cable, home building industries and municipalities operating across the United States and parts of Canada by utilizing a single operating standard to ensure all of our customers are provided with the same level of service, regardless of their location. We believe that as consolidation among our cable and satellite customers continues, our ability to provide reliable quality service on a national, regional and local basis to those consolidated entities will be a significant competitive advantage. Currently, we provide installation, connection and technical support services in more than 85 locations across the United States and parts of Canada.

Our Business

We provide installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. The principal market for our services is the United States. Our customers include providers of satellite, cable and broadband media services as well as home builders, developers and municipalities.

Consolidation in the media and communications industry has created national carriers, many of whom provide an integrated suite of advanced video, data and voice services to residential and commercial subscribers. Many of these national carriers made the strategic decision to outsource the majority of the physical implementation of their services, leading to the creation of a large and highly competitive technical support services industry, of which we are a member.

We have evolved through a combination of internal growth and acquisitions. With a staff of more than 4,000 skilled technicians and 750 support personnel based in over 85 operating locations in 22 states, we provide technical support services at our customer’s subscribers’ homes and businesses across the United States and parts of Canada. This infrastructure allows us to provide consistent service and utilize our expertise and resources to deploy increasingly complex technologies over large networks in a cost efficient manner.

Satellite Services

We are one of the largest services providers for DIRECTV. We have the non-exclusive right to provide services in the installation and maintenance of DIRECTV system hardware in 22 states at specified rates per service pursuant to the terms and conditions of our agreements with DIRECTV. There is no minimum amount of services or compensation guaranteed to us under these agreements. The agreements have a term of four years, and automatically renew for consecutive one-year terms thereafter unless either party gives notice to terminate at least ninety days prior to the expiration of the then-current term. The agreements may also be terminated by either party without cause upon 180-days prior notice. We are restricted under the agreements from performing installations or providing services to competitors of DIRECTV in the same markets where we provide services to DIRECTV, without DIRECTV’s consent. DIRECTV accounted for 84%, 84% and 86% of our consolidated revenues for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. A 2007 study by J.D. Power and Associates recognized DIRECTV for achieving one of the highest levels of customer satisfaction in many of its markets. We believe that the training and performance of our technicians contributed to DIRECTV’s high level of customer satisfaction.

Cable Services

Our cable services division is a substantial provider of technical resources for major cable operators such as Time Warner Inc. (“Time Warner”), Cox Communications, Cablevision Systems Corp. (“Cablevision”), Brighthouse Networks, Wide open West (“WoW”) in the United States and Rogers Communications Inc. (“Rogers Communications”) in Canada. We have over 500 technicians operating from 12 branches who perform voice, video and data installations, upgrades and maintenance services for our cable customers.

Network Services

180 Connect Network Services provides a “One Source Solution” for fiber network and communication services. We provide a fully integrated, turnkey solution that includes a complete range of network design, integration, installation, maintenance, project management and 24/7 network monitoring and technical support services for telecommunication networks that include: Fiber-to-the-premise, wireless, advanced copper and LAN/WAN/MAN networks for municipal and city governments and public and private development projects.

Home Services

180 Connect Home Services is a leading low-voltage system and lifestyle-technology integrator that provides installation, sales and service to builders and residential developers. We focus on superior customer service and on building long-term business relationships with our customers. Our product and service offerings include structured wiring, security system installation, home theater and broadband, whole-house audio and central vacuum deployment throughout the home.

Outlook

We believe substantial growth opportunities exist for a limited number of national technical support service providers due to:

•	the opportunity to increase market share by obtaining contracts in new geographic territories;

•	the opportunity to leverage our branch networks to provide home installation of various technologies;

•	the increasing demand by subscribers for advanced broadband services such as high-speed data, digital video and internet protocol telephony, satellite and cable services;

•	the ability to increase market share by providing quality service at a competitive price; and

•	the increasing demand for network management consulting, planning, engineering and construction-related services to communications systems owners, operators and equipment suppliers worldwide.

The key components of our expansion strategy are the continued focus on margin improvement, growth opportunities within the existing branch operating network and identifying, acquiring and integrating strategic acquisitions to increase geographic coverage and extend service offerings to include complementary product lines that can be offered from our existing network of branch operations. Our operating model, combined with its size and focus and management depth and experience allows us to leverage organic growth and acquisition opportunities that complement and enhance our current operations.

Seasonality

We need working capital to support seasonal variations in our business. Our customers’ subscriber growth, and thus the revenue earned by us, tends to be higher in the third and fourth quarters of the year. We generally experience seasonal working capital needs from approximately January through June. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Seasonality.”

Safety and Insurance/Risk Management

We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to reinforce that commitment and to instill safe work habits. We review all accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We self insure against the risk of loss arising form our operations up to certain deductible limits. Any amounts exceeding the maximum amounts are covered by our umbrella insurance policy. See “Item 1A. Risk Factors — Our actual losses may exceed our insurance expense estimates,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Insurance Premium Deposits” and “Note 2 of Notes to Consolidated Financial Statements — Significant Accounting Policies, Insurance Premium Deposits.”

Competition

Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets where we operate, ranging from small local independent companies to large national firms. Under our contractual agreement with DirecTV, they are able to increase the number of markets we serve or the amount of work we do within those markets, decrease the number of markets or the volume of work, or enter the markets themselves. Historically they have not provided fulfillment services themselves, but they have publicly expressed an interest in doing so in the future.

Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide and Canadian presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.

Availability of Filings

We make all of our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available, free of charge, on our web site at www.180connect.net, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission (the “SEC”). The information on or accessible through our website is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference

Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.  Risk Factors

Risks Related to Our Business and Industry

We have a history of operating losses and may not be able to achieve profitability.

We began operating our business in 2000 through the acquisition of certain assets relating to the cable and satellite industries. We had a loss from continuing operations of $22.9 million for the year ended December 31, 2007, of which approximately $12.0 million was related to the Arrangement. Our net losses from continuing operations were $8.8 million and $5.2 million for the years ending December 31, 2006 and December 31, 2005, respectively. If we are not profitable in the future, we may require additional sources of financing to meet ongoing requirements. We may continue to incur losses and remain unprofitable in the future.

We rely on one key customer for a substantial percentage of our revenue.

DIRECTV accounted for 84%, 84% and 86% of our consolidated revenues for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. We are materially dependent on this customer and the loss of this customer or a substantial reduction in the level of services provided to this customer would have a material adverse affect on us and the market price and value of our common shares. A number of factors impact the services that this customer or any of our other customers may require. Industry consolidation, technological developments, economic cycles, and internal budgetary constraints all affect the demand for our services. Our contract with DIRECTV does not afford us the exclusive right to provide our services to DIRECTV’s customers in the territories we serve, and the contract may be terminated by either party upon 180 days’ notice. Our contract with DIRECTV does not permit us to perform services for competitors of DIRECTV in the same markets where we perform services for DIRECTV without DIRECTV’s consent. In addition, our contract with DIRECTV can be cancelled on short notice and DIRECTV is generally not obligated to purchase additional services from us.

Historically, DIRECTV has not provided fulfillment services itself; rather it has relied on companies such as 180 Connect (generally referred to by DIRECTV as ’Home Service Providers’ or ’HSPs’) to complete the fulfillment. Recently, DIRECTV has indicated an interest in bringing some portion of their fulfillment services in-house. If it were to do so at any significant scale, this could have a material impact on our financial results and future prospects.

If we are unable to retain trained personnel, we may be unable to provide adequate service.

Our ability to provide quality service and to meet the demand for our services depends upon our ability to retain an adequate number of trained personnel. We operate in an industry characterized by highly competitive labor markets and, similar to many of our competitors, we experience high employee turnover. It is possible that our labor expenses would increase due to a shortage in the supply of skilled field technicians and subcontractors and our efforts to reduce employee turnover. Additionally, labor expenses may increase if we are required to rely more extensively on overtime for our technicians to meet the demands for our services or if our employees unionize. We cannot be certain that we will be able to improve our employee retention rates or maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. Failure to do so could impair our ability to operate efficiently and to retain current customers and attract prospective customers which would cause our business to suffer materially. Additionally, the industry in which we operate is characterized by significant changes in technology. New technologies may replace existing technologies for transmission of video, data and voice. In order to remain competitive, we must continue to train our technicians to keep pace with technological developments in the industry. If we are unable to provide our technicians with adequate training in a timely manner, we may not be able to retain customers or attract new customers and our financial situation could be adversely affected.

Higher fuel prices would increase our cost of doing business, and we may not be able to pass along the added costs to customers.

The price of fuel fluctuates based on events outside of our control. Most of our contracts do not allow us to adjust our pricing and therefore we have limited ability to pass higher fuel costs to customers. Higher fuel costs may negatively impact our financial condition and results of operations.

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

We are subject to various actual and potential claims, proceedings and lawsuits which may arise in the ordinary course of business as well as four class action lawsuits in federal court in Washington, California, and Oregon brought by current and former employees alleging violations of state wage and hour laws. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. We provide reserves for those claims based on our current information and legal advice. However, such reserves may be inadequate to cover our losses relating to these claims and lawsuits and an adverse decision in a lawsuit could have a material impact on our financial condition and results of operations. See Item 3 of Part I of this Form 10-K for a description of the legal proceedings involving us and our subsidiaries.

Our actual losses may exceed our insurance expense estimates.

We maintain a self-insurance program for casualty coverage, including workers compensation, automobile and general liability coverage. As part of the self-insurance program, we are required to pay up to $500,000 for each individual workers compensation claim and up to $350,000 for each auto liability claim. The aggregate limit is $29,295,000 for all workers compensation and automobile liability claims. We are required to pay up to $500,000 for each general liability claim for the period ended April 30, 2008. We estimate, on an annual basis, our potential liability for property and casualty claims, including workers compensation, automobile and general liability claims incurred within a particular policy year. These estimates take into account policy loss limits and future anticipated payouts on an individual claim basis and form the basis of our annual insurance expense. We generally accrue for liability for losses over a twelve-month period based on our then current estimate of losses. In some cases, we may be required to make further accruals and payments where actual losses in prior periods exceed estimated amounts. If our estimates of potential liability prove to be inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition.

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

Our revolving credit facility (the ’Revolver”) requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified a current liability on the balance sheet in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). There can be no assurance that we would have sufficient liquidity or be able to obtain additional financing on satisfactory terms, or at all, in the event the debt repayment was accelerated.

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

The communication and broadcast services industry has been highly unpredictable and volatile. The market for common stock of companies in this industry may be equally volatile. Our common stock may trade at prices lower than what you originally paid for your shares.

The exercise of our outstanding convertible securities will result in a dilution of our current shareholders’ voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our shares.

As of March 27, 2008, we have outstanding the following securities:

•	Publicly-traded warrants to purchase up to 18,000,000 common shares with an exercise price of $5.00 per share;

•	An option to purchase up to 450,000 units (each unit consisting of one common share and two warrants) at a price of $7.50 per unit, held by Wedbush Morgan Securities Inc. (part of which was transferred to Maxim Group LLC);

•	Warrants to purchase up to 942,060 shares held by previous lenders to the Company at an exercise price of $4.331 per share;

•	A warrant to purchase up to 250,000 shares held by Laurus Master Fund, Ltd. (“Laurus”) at an exercise price of $3.00 per share;

•	A warrant held by Laurus to purchase up to 150,000 shares of our common stock at an exercise price of $3.00 per share;

•	A warrant held by Creative Vistas Inc. to purchase 450,000 shares of our common stock at an exercise price of $0.01 per share;

•	A warrant to purchase up to 266,393 shares held by Magnetar Capital Master Fund Ltd. (“Magnetar”) at an exercise price of $0.01 per share and

•	2,294,650 stock options and other awards pursuant to our 2007-Long Term Incentive Plan (“LTIP”) and prior stock option plans.

Exercise of these warrants and options will dilute our existing shareholders’ voting interest, and would lead to an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Our common stock is traded on the OTC Bulletin Board, which may make it more difficult for shareholders to dispose of or to obtain accurate quotations as to the value of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters consist of an 18,500 square foot leased facility located in Englewood, Colorado. As of December 31, 2007, our operations were conducted from over 85 locations in 22 states. No individual facilities are material to our operations as most of our services are performed on the customers’ premises. In addition, suitable alternative branch locations are available in substantially all areas where we currently conduct business. We also own property and equipment that, at December 31, 2007, had a net book value of $34.9 million. This property and equipment includes vans, tools, computers, office and other equipment. Our equipment is acquired from various third-party vendors, none of which we depend upon, and we did not experience any difficulties in obtaining desired equipment.

Item 3.	Legal Proceedings

We and our subsidiaries, Ironwood Communications, Inc. (“Ironwood”) and Mountain Center, Inc. (“Mountain”) are party to four class action lawsuits in federal court in Washington, California and Oregon brought by current and former employees alleging violations of state wage and hour laws. A class has been certified in the Washington class action pending in federal court in Seattle, and a trial is scheduled for November 2008. A motion to certify a class has been filed in the Oregon case pending in federal court in Portland, but there has been no decision yet on that motion. The two California class actions are coordinated for discovery purposes before the same federal court judge in the Central District of California (Riverside). No class certification motion has been filed in either California case, which are both in early stages of discovery.

In December 2006, thirteen technicians (the “Complainants”) employed at our Farmingdale, New York location filed harassment, discrimination and retaliation charges against us with the Equal Employment Opportunity Commission (the “EEOC”) alleging that we violated Title VII of the Civil Rights Act of 1964. In September 2007, the EEOC issued a probable cause finding with respect to an alleged discriminatory incident, the occurrence of which we did not dispute. In our defense, we submitted evidence showing that we promptly hired a neutral third party to investigate the complained-of incident, that the incident was not racially motivated and that notwithstanding the investigator’s findings, the Company promptly discharged the employee responsible for the incident. Notwithstanding, the EEOC made a per se finding holding us responsible for the conduct of the employee responsible for committing the complained-of incident and concluded that we engaged in unlawful discriminatory practices. The EEOC determined that all other complaints of discrimination, harassment and retaliation, including any discriminatory employment practices, were unfounded and, thus, dismissed. Thereafter, in December 2007, after failure to reach a settlement, the Complainants filed a federal lawsuit against us in connection with their claims to the EEOC. The complaint purports to bring claims under Title VII, the Civil Rights Act of 1871, the 1991 Civil Rights Act, and the New York State Executive Law Section 290. In January 2008, we filed an answer to the complaint denying each of the Complainants allegations.

We intend to vigorously contest each of these claims.  Other than with respect to the Washington class action, no reserves have been recorded for these cases as we are unable to estimate the amounts of probable and reasonably estimable losses. Any reserves we have recorded may be inadequate to cover our losses relating to these claims and lawsuits and an adverse decision in a lawsuit could have a material impact on our financial condition and results of operations.

In addition to the foregoing, we are subject to a number of individual employment-related lawsuits. No reserve has been recorded for these cases as we are unable to estimate the amount of probable and reasonably estimable losses. These lawsuits are not expected to have a material impact on our results of operations, financial position or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Market Information.  Our units, which consist of one share of our common stock, par value $0.0001 per share, and two warrants, each to purchase an additional share of common stock, are quoted on the OTC Bulletin Board under the symbol “CNCTU.” Our common stock is quoted separately on the OTC Bulletin Board under the symbol “CNCT.” Our publicly-traded warrants are listed separately on the OTC Bulletin Board under the symbol “CNCTW.” Prior to August 24, 2007, our units, common stock and warrants were quoted on the OTC Bulletin Board under the symbols “AVPAU,” “AVPA” and “AVPAW,” respectively.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low closing prices of our units, common stock and warrants, respectively, as quoted on the OTC Bulletin Board.

	Fiscal 2007		Fiscal 2006
Units	High	Low	High	Low

First Quarter	$6.45	$5.85	$6.90	$6.04
Second Quarter	$7.15	$6.37	$6.86	$6.30
Third Quarter	$6.80	$3.45	$6.30	$6.09
Fourth Quarter	$3.45	$1.40	$6.20	$5.95

	Fiscal 2007		Fiscal 2006
Common Stock	High	Low	High	Low

First Quarter	$4.00	$2.17	$4.92	$2.78
Second Quarter	$4.83	$3.25	$4.25	$2.33
Third Quarter	$4.67	$2.70	$3.65	$1.25
Fourth Quarter	$2.68	$1.26	$2.95	$1.25

	Fiscal 2007		Fiscal 2006
Warrants	High	Low	High	Low

First Quarter	$0.39	$0.15	$0.71	$0.37
Second Quarter	$0.67	$0.315	$0.65	$0.36
Third Quarter	$0.62	$0.23	$0.39	$0.33
Fourth Quarter	$0.40	$0.08	$0.36	$0.19

Holders.  As of March 27, 2008, there were approximately 30 shareholders of record of our common stock.

Dividends.  We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook for our business. We currently intend to retain any future earnings for reinvestment and acquisitions.

Unregistered Securities Sold.

On November 9, 2007, the Company issued Magnetar Capital Master Fund, Ltd’s (“Magnetar”) a warrant to purchase 356,952 shares of common stock of the Company at an exercise price of $0.01 per share in full satisfaction of amounts owing by the Company to Magnetar in connection with Magnetar’s agreement to vote the shares it held in AVP in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. Such warrant has a five year term and was valued at $800,000 on November 9, 2007. In connection with such issuance, the Company withheld 90,559 shares underlying the warrant in order to satisfy U.S. tax withholding requirements and remitted $202,961 to the Internal Revenue Service on behalf of Magnetar. Accordingly, the warrant is exercisable for 266,393 shares.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005, December 25, 2004, and December 27, 2003. Subsequent to December 31, 2005, we changed our year end accounting period from a 52/53 week year to a calendar year basis. The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 31,	December 31,	December 31,	December 25,	December 27,
	2007	2006	2005	2004	2003
		(restated)
	(In thousands, except per share data)

Revenues	$379,768	$331,175	$278,641	$210,275	$82,316
Expenses(1)	360,483	317,672	278,477	207,535	78,701
Loss from continuing operations	(22,903)	(8,826)	(5,228)	(3,731)	(8,675)
Net loss	$(24,942)	$(14,589)	$(8,517)	$(7,451)	$(12,812)
Loss per share from continuing operations
Basic and diluted	$(1.20)	$(0.60)	$(0.36)	$(0.29)	$(0.82)
Net loss per share
Basic and diluted	$(1.30)	$(1.00)	$(0.59)	$(0.57)	$(1.21)
Total assets	$158,284	$165,444	$173,471	$161,871	$87,317
Long term liabilities, excluding deferred tax liabilities(2)	17,246	33,754	22,977	43,730	48,333
Shareholders’ equity	22,211	9,402	20,353	34,416	5.163
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	Includes: direct expenses, general and administrative expenses, foreign exchange (gain) loss, and restructuring costs.

(2)	2006 amount has been restated as a result of the reclassification of $20.5 million of long-term debt reclassified to current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements for the year ended December 31, 2007 and the related notes thereto.

Certain information included herein is forward-looking and based upon assumptions and anticipated results that are subject to risks and uncertainties. Should one or more of these uncertainties materialize or should the underlying assumptions and estimates prove incorrect, actual results may vary significantly from those expected. Reference should be made to the section entitled “Forward-Looking Statements”. Reference should also be made to Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

We generate substantially all of our revenue in the United States for which we receive payment in U.S. dollars. We prepare our consolidated financial statements in U.S. dollars and in conformity with U.S. generally acceptable accounting principles (“GAAP”). Unless otherwise indicated, all dollar amounts in this MD&A are expressed in U.S. dollars. References to “$” and “US$” are to U.S. dollars.

Certain amounts have been reclassified from the consolidated financial statements previously presented to account for discontinued operations and the reclassification of the Revolver portion of long-term debt to current.

Introduction

We provide installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. The principal market for our services is the United States. Our customers include providers of satellite, cable and broadband media services as well as home builders, developers and municipalities.

Trends and Uncertainties in our Business

DIRECTV

Historically, DIRECTV has not provided fulfillment services itself; rather it has relied on companies such as 180 Connect (generally referred to by DIRECTV as ’Home Service Providers’ or ’HSPs’) to complete the fulfillment. Recently, DIRECTV has indicated an interest in bringing some portion of their fulfillment services in-house. If it were to do so at any significant scale, this could have a material impact on our financial results and future prospects.

Labor Class Action Proceedings

We are subject to various actual and potential claims, proceedings and lawsuits which may arise in the ordinary course of business as well as four class action lawsuits in federal court in Washington, California, and Oregon brought by current and former employees alleging violations of state wage and hour laws. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. Any reserves we have recorded may be inadequate to cover our losses relating to these claims and lawsuits and an adverse decision in a lawsuit could have a material impact on our financial condition and results of operations.

Rising Fuel Costs

The price of fuel fluctuates based on events outside of our control. Most of our contracts do not allow us to adjust our pricing and therefore we have limited ability to pass higher fuel costs to our customers. Higher fuel costs may negatively impact our financial condition and results of operations.

2007 Significant Operating Events

Consummation of the Plan of Arrangement

On August 24, 2007, the Arrangement was consummated.  Because the consummation of the Arrangement resulted in more than 50% of our voting securities being held by the shareholders of 180 Connect (Canada), the Arrangement has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with GAAP for accounting and financial reporting purposes. Under this method of accounting, AVP was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Arrangement is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Arrangement was treated as the equivalent of 180 Connect (Canada) issuing stock for the net monetary assets of AVP, accompanied by a recapitalization. The net monetary assets of AVP were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of 180 Connect (Canada) has been carried forward after the closing of the Arrangement. Operations prior to the closing for all periods presented are those of 180 Connect (Canada). All common shares, warrants, options and earning per share amounts related to transactions and periods prior to August 24, 2007 have been restated in these financial statements to reflect the 0.6 exchange ratio applied to 180 Connect (Canada)’s equity instruments.

Exercise and Redemption of Convertible Debentures

On March 22, 2006, 180 Connect (Canada) completed a private placement with a group of qualified, accredited institutional investors of $10,686,101 of convertible debentures and warrants (Note 13). During the second quarter of 2007, one of the convertible debenture holders exercised its option to convert in total $2,024,785 of principal under the convertible debenture into 510,000 common shares.

The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the convertible debenture holders exercised their right to redeem the convertible debentures in full. We paid the holders of the convertible debentures $10,393,577, which included outstanding principal and a 20% redemption premium, excluding accrued but unpaid interest.

Reduction of Letter of Credit

During 2007, as a result of a reduction in our insurance obligations, we negotiated a reduction in our required letter of credit (“LOC”). The LOC requirement, which is collateralized with our restricted cash, was reduced by $6.3 million. This reduction in our restricted cash balance was offset by a $2.0 million increase in restricted cash as collateral for bonds on projects currently in progress by our network services operation.

On March 19, 2008, as a result of the reduction in our insurance obligations, we negotiated a reduction in our LOC requirement by approximately $2.0 million.

Seasonality

We need working capital to support seasonal variations in our business. Our customers’ subscriber growth, and thus the revenue earned by us, tends to be higher in the third and fourth quarters of the year. We generally experience seasonal working capital needs from approximately January through June. The following chart sets forth our revenue distribution by quarter for fiscal years 2005 through 2007.

Revenue distribution by quarter	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

Year 2007	24.1%	22.9%	26.8%	26.2%	100%
Year 2006	22.1%	22.6%	26.8%	28.5%	100%
Year 2005	22.8%	22.2%	26.8%	28.2%	100%

Significant Accounting Policies

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. The most significant assumptions made by management in the preparation of our consolidated financial statements include: (i) provisions for credit adjustments and doubtful accounts to reflect credit exposures and unrecoverable amounts; (ii) valuation allowances and impairment assessments for various assets, including customer contracts and goodwill; (iii) the useful life and residual value of property, plant and equipment; (iv) deferred income taxes; (v) accruals related to liabilities arising from legal claims; and (vi) periodic estimates of ultimate liabilities related to losses associated with workers’ compensation and employment liability, business automotive liability and general liability insurance claims. Actual results could differ as a result of revisions to estimates and assumptions which may have a material impact on financial results of future periods. The policies described below are considered to be critical accounting estimates, as they require significant estimation or judgment. For additional information see Note 2, “Significant Accounting Policies,” of our consolidated financial statements included in Item 8.

Reserves

The majority of our revenues are earned from executing work orders received from our customers. We are required to make an estimate of an appropriate reserve on our receivables. We consider factors such as the number of days the account is past due, the status of an account with respect to our past collection history, our historical charge backs as well as penalties and changes in business circumstances. The estimated reserve required is a matter of judgment and the actual loss eventually sustained may be more or less than the estimate depending on events which have yet to occur and which are uncertain including future business and economic conditions. Conditions causing deterioration or improvement in the aging of accounts and collections or deterioration or improvement of customer service will increase or decrease reserve expense.

Other Intangible Assets

The intangible assets consist primarily of customer contracts acquired from acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such an asset is considered impaired if the carrying amount of the asset grouping including the intangible asset exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, significant judgment is involved in determining cash flows including growth, profitability projections and earnings multiples.

The acquired companies had existing contracts with their customers at the time of the acquisition. These contracts required us to provide installation and other services over a period of time in a specific geographic area on an exclusive basis for our customers. These contracts were recognized apart from goodwill as these assets resulted from contractual or other legal rights and these assets are capable of being separated or divided from the acquired enterprise. As such, a value was assigned to the future benefits to be realized from these exclusive contractual agreements with our customers. We amortize these contracts over a ten year period.

The fair value of the customer contracts was initially determined by a third-party valuation company at the time of acquisition of the entities to which the customer contracts were related. The valuation company used the excess earnings approach to value the customer relationships by projecting revenue and expenses attributable to the current customer relationship. The customer contracts were assigned a ten year life based upon existing terms of the customer contracts, the likely renewal periods for customer contracts and barriers to entry for competitors that would make it unlikely that our customers could find replacement service providers. Customer contracts are amortized ratably over the life of the customer contract.

We test customer contracts for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Indicators of impairment would include loss of customers, declining revenues or the closure of branches. Recoverability is assessed based on the carrying amount of the assets and their net recoverable value, which is generally determined based on undiscounted cash flows expected to result from the use and the eventual disposal of the assets. An impairment loss is recognized to write the assets down to their fair value.

When a contract is being tested for impairment, uncertainties and risks inherent in the assumptions included in the future cash flows include the revenue growth projection and expense estimates. Management believes that the growth rate and expense estimate assumptions used in the calculations of future cash flows are reasonable.

Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and, when necessary, the discount rate to be applied in determining fair value. As of December 31, 2007, there were no events or circumstances that indicated that an impairment may have occurred. Management prepared a sensitivity analysis whereby the estimated revenues and expenses were changed by 5% and noted that the results of the analysis would not have resulted in the impairment of customer contracts.

Goodwill

Prior to January 1, 2002, amounts allocated to goodwill were amortized over five years. Subsequent to January 1, 2002, we test for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might have been impaired. We assess the recoverability of the carrying value of our goodwill on an annual basis. As part of our annual evaluation, we consider several factors including operating results and trends, closure of branch operations, changes in client relationships and general economic conditions. The assumptions about future cash flows and growth rates are based on our budget and business plans and varying growth rate assumptions for periods beyond the long-term business plan period. Significant changes in these factors could result in an impairment of goodwill.

We assess goodwill for impairment at the satellite, cable and home integration lines of our business. Discrete financial information is available and reviewed by operating managers for each component. To test for goodwill impairment, we use the two-step impairment process. The first impairment test is to compare the fair value of the component with its carrying amount, including goodwill, in order to identify a potential impairment. Fair value is calculated using a discounted cash flow model where the estimated future cash flows are discounted by the weighted average cost of capital. When the fair value of a component exceeds its carrying amount, goodwill of the component is considered not to be impaired and the second step of calculating the impairment is unnecessary. If step one of the test is not met, an impairment loss is recorded for the carrying amount of the goodwill exceeding the implied fair value of that goodwill.

Uncertainties and risks inherent in the assumptions included in the future cash flows include revenue growth projection and expense estimates and the discount rate used. The assumptions used to calculate future cash flows are based on management’s best estimates but are subject to changes as they are based on forward-looking information. Management believes that the assumptions used in the calculations of future cash flows are reasonable as the revenue growth rate selected by management for use in the discounted cash flow model is lower than the actual revenue growth rate for each component for the last two fiscal years and the expense estimates include projected increases year over year.

As of December 31, 2007, there have been no events or circumstances that would indicate impairment has occurred. Management prepared a sensitivity analysis whereby the estimated revenues and expenses were changed by 5% and noted that the results of the analysis would not have resulted in the impairment of goodwill. At the date of the last impairment test for each reporting unit, the fair value exceeded the carrying value by more than 10%.

Leases

Leases have been classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there were an acquisition of an asset and incurrence of an obligation at the inception of the lease and are accounted for as capital leases. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

If at inception a lease meets one or more of the following four criteria, the lease is considered a capital lease.

1.	The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title.

2.	The lease contains a bargain purchase option. A bargain purchase option is one that allows the lessee, at his option, to purchase the leased property for a price that, at the inception of the lease, appears to virtually assure transfer of the property to the lessee at the date the option becomes exercisable.

3.	The lease term is equal to 75% or more of the estimated economic life of the leased property. However, if the beginning of the lease term falls within the last 25% of the total estimated economic life of the leased property, including earlier years of use, this criterion shall not be used for purposes of classifying the lease.

4.	The present value of the minimum lease payments, exclusive of executory costs, at inception of the lease is at least 90 percent of the fair value of the leased property to the lessor less any related investment tax credit retained by the lessor. Executory costs are the normal costs of operating and maintaining an asset. They include insurance, property taxes, and maintenance and repair services. This criterion is also subject to the 25% constraint noted in (3) above. The present value of the minimum lease payments should be calculated using the incremental borrowing rate, unless the rate implicit in the lease can be determined and such rate is less than the incremental borrowing rate.

In 2005, we entered into agreements with third party leasing companies to lease over 2,200 vehicles pursuant to our fleet expansion program. As of December 31, 2007, we have approximately 3,000 vehicles included as capital lease obligations in the consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. We have recorded a valuation allowance against all of our United States and foreign net deferred tax assets in jurisdictions where we have incurred significant losses. We have in accordance with SFAS 109 evaluated the recoverability of our net deferred tax assets and concluded that it was more likely than not that all of net deferred tax assets would not be realized and recorded a valuation allowance accordingly. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deferred tax assets become deductible, the timing and amount of which is uncertain. We assess the recoverability of our net deferred tax assets on a quarterly basis. If we determine that it is more likely than not that we will realize a portion or all of our remaining net deferred tax assets, some portion or all of the valuation allowance will be reversed with a corresponding reduction in income tax expense in such period.

We have significant taxable losses available to be carried forward into future years. However, due to the uncertainty of realization of these losses and other deferred tax assets, we have recorded a valuation allowance against all of those assets. We do not foresee any significant tax expense except to our Canadian subsidiary, Wirecomm Systems, Inc. which has taxable income and has exhausted most of its deferred tax assets. Proper accrual has therefore been made for the Canadian tax liability.

The majority of the Company’s U.S. operations are included in a federal consolidated tax return under Section 1501 of the Internal Revenue Code and therefore, most of our U.S. tax losses are available for future use subject to Section 172 and Section 382 limitations. The Company has not completed an analysis of limitations on the future ability to use net operating losses under Section 382. Such limitations could significantly impact the amount of the Company’s net operating loss carryforward available to offset future taxable income. Due to a restructuring completed by the Company in December, 2007, certain net operating losses might also be limited under the SRLY rules of the internal revenue code.

Material changes in valuation allowance during the year are attributable to losses sustained during 2007 by our U.S. subsidiaries. The deferred tax assets for all these losses have been reserved for by a valuation allowance as we do not expect them to be utilized in the near future.

Insurance Premium Deposits

We maintain a self-insurance program for casualty coverage, including workers compensation, automobile and general liability coverage. Property coverage is insured by a leading insurance carrier in the U.S. The program is administered by a U.S.-based insurance company. As part of the self-insurance program, we are required to pay up to $100,000 in California and $500,000 in all other States, for each individual workers compensation claim, and up to $350,000 for each auto liability claim. The aggregate limit is $29,295,000 for all workers compensation and automobile liability claims. We are required to pay up to $500,000 for each general liability claim incurred during the period ending April 30, 2008. Any amounts exceeding the maximum amounts are covered by our umbrella insurance policy. As is common with these types of insurance programs, we are required to make periodic estimates of our ultimate actuarially determined liability, based on experience, claims filed and an estimate of claims incurred but not yet reported. These estimates take into account policy loss limits and future anticipated payouts on an individual claims basis. We make periodic premium payments to the program administrator to cover claim payments as well as associated fixed costs.

We calculate the annual insurance cost using actuarial estimates provided by third party service providers at the beginning of the plan year. For the plan years prior to May 1, 2004 and for the plan year starting on May 1, 2006, we are required to pre-pay the full estimated costs of insurance for the plan year. The accounting for those periods was to record a prepaid asset for the payments made in advance of the plan year. The prepaid asset was then amortized on a pro rata basis each month during which the coverage was provided. For the plan years beginning on May 1, 2004 and May 1, 2005, we entered into an agreement with our insurance carrier which required us to pay the fixed costs associated with the insurance plan up-front, and pay the actual claim amounts as they were settled by putting in place necessary collateral in the form of letters of credit.

Commitments and Contingencies

We are subject to various claims and contingencies related to lawsuits, taxes and commitments under contractual and other commercial obligations. We recognize liabilities for contingencies and commitments when a loss is probable and capable of being estimated. Significant changes in our assumptions as to the likelihood and estimates of the amount of a loss could result in recognition of an additional liability.

Relationship with DIRECTV

DIRECTV revenue is recognized when the work orders are closed. Our agreements with DIRECTV include mechanisms whereby the amount due to us from DIRECTV may be reduced for certain reasons. These reasons include a failure to complete a work order as defined within the agreements, amounts paid to us in error or credits issued to DIRECTV customers that were the result of poor services provided by us. Based on historical amounts for actual chargebacks, we calculate and record a chargeback estimate and record this as a monthly expense and reserve against service revenue. For the year ended December 31, 2007, $5.7 million in chargebacks (1.5% of revenue) was deducted from revenue as compared to $5.0 million (1.5% of revenue) in 2006.

We recognize revenue from our role as a commissioned sales agent regarding DIRECTV’s direct broadcast services. Sales for the year ended December 31, 2007 were $1.2 million versus $1.0 million recorded in the year ended December 31, 2006. Direct contribution margin (“DCM”) recognized from this revenue activity was $0.4 million for each of the years ended December 31, 2007 and 2006.

Included in the DCM for the year ended December 31, 2006 is the effect of approximately $1.1 million of excess equipment costs resulting partially from inventory write-offs and from the usage of more expensive equipment in the installation process which was not reimbursed. The write-offs are included as a direct cost as they represent inventory shrinkage due to poor inventory management practices.

Financial Review

Revenue from continuing operations is generated from providing installation, integration, fulfillment and long-term maintenance and support services to the home entertainment, communications and home integration service industries. Our services are engaged by our customers pursuant to ongoing contracts and on a project-by-project basis.

Direct cost of revenue is comprised primarily of direct labor costs including amounts paid to our extensive labor force of technicians and third party subcontractors. Also included in direct costs are materials, supplies, insurance and costs associated with operating vehicles.

General and administrative expenses consist of personnel and related costs associated with our administrative functions, professional fees, office rent and other corporate related expenses.

Subsequent to December 31, 2005, we changed our year end accounting period from a 52/53 week year to a calendar year basis. The amounts presented below have been reclassified to reflect the adjustments associated with our discontinued operations. This financial information has been derived principally from our audited consolidated financial statements. This summary financial and operating information should be read in conjunction with our audited consolidated financial statements and the related notes together with the discussion contained herein.

Selected Financial Highlights — Year and Quarter Ended December 31, 2007

For the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006:

Full Year Highlights

•	Revenue grew to $379.8 million, an increase of $48.6 million, or 14.7%, compared to revenue of $331.2 million in 2006.

•	EBITDA from continuing operations(1) was $19.3 million, an increase of $5.8 million or 43% compared to $13.5 million in 2006.

•	Total cash provided by operating activities was $1.5 million, a decrease of $4.8 million from the cash provided by operating activities of $6.3 million in 2006.

•	Loss from continuing operations was $22.9 million, an increase of $14.1 million compared to a loss from continuing operations of $8.8 million in 2006.

•	Net loss was $24.9 million, an increase of $10.3 million compared to a net loss of $14.6 million in 2006.

•	Net loss per share for the twelve months ended December 31, 2007 and December 31, 2006, respectively, is as follows:

•	Loss from continuing operations was $1.20 per share basic and diluted compared to a loss from continuing operations of $0.60 per share basic and diluted in 2006.

•	Net loss was $1.30 per share basic and diluted compared to net loss of $1.00 per share basic and diluted in 2006.

(1)	EBITDA from continuing operations excludes depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on change in fair value of derivative liabilities, gain on the extinguishment of debt, (gain) loss on sale of investments and assets, other expense and income tax expense (benefit). EBITDA from continuing operations is a non-GAAP measure and does not have a standardized meaning prescribed by GAAP. Therefore, EBITDA from continuing operations is not likely to be comparable to similar measures presented by other issuers. See “Non-GAAP Measures.” Management believes that this term provides a better assessment of cash flow from our operations by eliminating the charges for depreciation and amortization, which are non-cash expense items, (gain) loss on sale of investments and assets, (gain) loss on fair market value of derivative liabilities, gain on the extinguishment of debt, and other expense which is not considered to be in the normal course of operating activity. The comparative GAAP measure is loss from continuing operations. A reconciliation of EBITDA from continuing operations to loss from continuing operations is contained in this MD&A under “EBITDA from continuing operations”.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	% Change

Revenue	$379,767,879	$331,175,241	14.7%
Direct expenses	341,108,774	297,073,863	14.8%

Direct contribution margin(1)	38,659,105	34,101,378	13.4%
General and administrative(2)	19,223,846	19,675,497	(2.3)%
Foreign exchange (gain) loss	(124,329)	30,361	(509.5)%
Restructuring costs	275,000	892,688	(69.2)%
Depreciation	12,061,858	13,398,987	(10.0)%
Amortization of customer contracts	3,681,499	3,712,673	(0.8)%
Other (income) expense:
Interest and loan fees	16,272,393	10,043,504	62.0%
Gain on extinguishment of debt	—	(1,233,001)	—
(Gain) loss on sale of investments and assets	715,151	(726,086)	(198.5)%
(Gain) loss on change in fair value of derivative liabilities	5,020,945	(1,363,936)	(468.1)%
Other expense	3,579,459	—	—

Loss from continuing operations before income tax expense (benefit)	(22,046,717)	(10,329,309)	113.4%
Income tax expense (benefit)	856,576	(1,503,271)	(157.0)%

Loss from continuing operations	(22,903,293)	(8,826,038)	159.5%
Loss from discontinued operations	(2,039,073)	(5,762,800)	(64.6)%

Net loss for the period	$(24,942,366)	$(14,588,838)	71.0%

Net loss per share from continuing operations
Basic	$(1.20)	$(0.60)
Diluted	$(1.20)	$(0.60)
Net loss per share
Basic	$(1.30)	$(1.00)
Diluted	$(1.30)	$(1.00)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange (gain) loss, restructuring costs, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on sale of investments and assets, other expense, gain (loss) on change in fair value of derivative liabilities, gain on extinguishment of debt, and income tax expense (benefit). DCM is a non-GAAP measure. The comparative GAAP measure is loss from continuing operations. For a reconciliation of DCM to loss from continuing operations, see “Direct Contribution Margin”.

(2)	General and administrative includes stock-based compensation of $860,035 and $91,214, for the years ended December 31, 2007, and December 31, 2006, respectively.

Revenue

Revenue for the year ended December 31, 2007 increased to $379.8 million from $331.2 million for the year ended December 31, 2006. This 14.7% increase reflects continued growth in revenue resulting from DIRECTV channeling more work to us through their home services provider network and increased customer demand resulting from DIRECTV’s initiatives to promote high definition products sales and upgrades as well as growth in our cable operations, home and network services businesses. Work order volume from DIRECTV for the year ended December 31, 2007, increased by 15.3% from the year ended December 31, 2006. In addition to the benefits of this increase in volume, there was also a favorable rate impact realized in the year due to the rate increases initiated in the second quarter of 2007. Different rates are earned for each type of service completed and the mix of services (installations, upgrades and service) impacts both the revenue per call and number of service calls that may be completed. The financial impact of the volume and rate increase, partially offset with the less favorable rate and mix, was $42.4 million for the year ended December 31, 2007.

For the year ended December 31, 2007, cable operations continued to grow, particularly in Rogers Communications and Time Warner, which experienced increases of 60% and 24%, respectively, partially offset by a reduction in revenue at certain other cable operations. Overall cable revenues for the year ended December 31, 2007 were 10% greater than in the year ended December 31, 2006. Revenue for our network services business for the year ended December 31, 2007 were 2% greater than in the year ended December 31, 2006, and revenue of our 180 Home business grew by 85% off a relatively small base.

Revenue from the majority of our customers is recognized when work orders are closed. Our contracts with our customers also include mechanisms whereby we are not paid for certain work that is not completed within the specifications of the contract. Based upon historical payments, we calculate and estimate a reserve against revenue each month. For the year ended December 31, 2007, $5.7 million (1.5% of revenue) was recorded as a deduction to revenue as compared to $5.0 million (1.5% of revenue) for the year ended December 31, 2006.

Direct Contribution Margin

DCM, defined as revenue less direct operating expenses, increased by $4.6 million, or 13.4%, from $34.1 million for the year ended December 31, 2006 to $38.7 million for the year ended December 31, 2007. The increase in DCM is primarily due to the revenue growth discussed above and reductions in insurance expense, partially offset by an increase in fuel prices. DCM, as a percentage of revenue DCM decreased from 10.3% in 2006 to 10.2% in 2007.

DCM is a non-GAAP measure. The comparable GAAP measure is loss from continuing operations. Loss from continuing operations of $22.9 million in the year ended December 31, 2007 increased by $14.1 million compared to loss from continuing operations of $8.8 million in the year ended December 31, 2006. The following is a reconciliation of DCM to loss from continuing operations, the comparable GAAP measure.

Reconciliation of DCM to Loss from Continuing Operations

	December 31,	December 31,
	2007	2006

Direct contribution margin(1)	$38,659,105	$34,101,378
General and administrative(2)	19,223,846	19,675,497
Foreign exchange (gain) loss	(124,329)	30,361
Restructuring costs	275,000	892,688
Depreciation	12,061,858	13,398,987
Amortization of customer contracts	3,681,499	3,712,673
Other (income) expense:
Interest and loan fees	16,272,393	10,043,504
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	715,151	(726,086)
(Gain) loss on change in fair value of derivative liabilities	5,020,945	(1,363,936)
Other expense	3,579,459	—

Loss from continuing operations before income tax expense (benefit)	(22,046,717)	(10,329,309)
Income tax expense (benefit)	856,576	(1,503,271)

Loss from continuing operations	$(22,903,293)	$(8,826,038)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange (gain) loss, restructuring costs, (gain) loss on sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on change in fair value of derivative liabilities, gain on extinguishment of debt, other expense, and income tax expense (benefit). DCM is a non-GAAP measure. See “Non-GAAP Measures”. The comparative GAAP measure is loss from continuing operations.

(2)	General and administrative includes stock-based compensation of $860,035 and $91,214, for the years ended December 31, 2007, and December 31, 2006, respectively.

General and Administrative Expenses, Restructuring Costs and Non-Cash Stock-Based Compensation

General and administrative expenses were $19.2 million for the year ended December 31, 2007, a decrease of $0.5 million from the year ended December 31, 2006. General and administrative expenses as a percentage of revenue decreased to 5.0% for the year ended December 31, 2007 from 5.9% for the year ended December 31, 2006. The decrease in general and administrative expenses is primarily due to lower legal and professional fees in 2007. Stock-based compensation was $0.9 million for the year ended December 31, 2007, as a result of the grant of employee stock options, restricted stock units, and share appreciation rights compared to $0.1 million for the year ended December 31, 2006.

In addition to the general and administrative expenses above, there were restructuring charges of approximately $0.3 million and $0.9 million for the years ended December 31, 2007 and December 31, 2006, respectively, due to the completion of our relocation of our corporate offices to Denver, Colorado.

EBITDA from Continuing Operations

EBITDA from continuing operations for the year ended December 31, 2007 increased to $19.3 million from $13.5 million in the year ended December 31, 2006, an increase of $5.8 million or 42.8%. This increase is primarily attributed to an increase in direct contribution margin discussed above. For the year ended December 31, 2007, EBITDA includes $0.9 million in non-cash compensation expense related to our Long-Term Incentive Plan, as well as $0.3 million for restructuring, $0.8 million for costs incurred in connection with the registration and listing of 180 Connect (Canada)’s shares on a U.S. exchange, which was subsequently abandoned in connection with the Arrangement, and non capitalized costs related to the consummation of the Arrangement.

EBITDA is a non-GAAP measure. The comparable GAAP measure is loss from continuing operations. Loss from continuing operations was $22.9 million and $8.8 million for the years ended December 31, 2007 and December 31, 2006, respectively. The following is a reconciliation of EBITDA to loss from continuing operations, the comparable GAAP measure.

Reconciliation of EBITDA to Loss from Continuing Operations

	December 31,	December 31,
	2007	2006

EBITDA from continuing operations(1)	$19,284,588	$13,502,832
Depreciation	12,061,858	13,398,987
Amortization of customer contracts	3,681,499	3,712,673
Other (income) expense:
Interest and loan fees	16,272,393	10,043,504
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	715,151	(726,086)
(Gain) loss on change in fair value of derivative liabilities	5,020,945	(1,363,936)
Other expense	3,579,459	—

Loss from continuing operations before income tax expense (benefit)	(22,046,717)	(10,329,309)
Income tax expense (benefit)	856,576	(1,503,271)

Loss from continuing operations	$(22,903,293)	$(8,826,038)

(1)	See “Non-GAAP Measures”

Depreciation and Amortization of Customer Contracts

For the year ended December 31, 2007, depreciation expense of $12.1 million represents a decrease of $1.3 million from the year ended December 31, 2006. This decrease is primarily attributable to the change in useful life of the vehicles from 48 months in 2006 to 60 months in 2007 in order to better reflect the useful life of the asset. Amortization of customer contracts was $3.7 million for the years ended December 31, 2007 and December 31, 2006.

Other Income and Expense and Interest and Loan Fees

Interest and loan fees were $16.3 million for the year ended December 31, 2007, an increase of $6.2 million over the year ended December 31, 2006. This increase is due in part to a $1.4 million commitment fee and $0.2 million management fee paid to Laurus to secure additional financing to fund working capital prior to the Arrangement. The amortization of deferred financing costs, re-pricing of warrants, accretion attributed to the warrants associated with the convertible debentures and Laurus long-term debt financing also increased interest and loan fees by approximately $4.6 million for the year ended December 31, 2007.

During the third quarter of 2006, we recognized a gain of $1.2 million on the extinguishment of debt that we had with a previous lender. The gain was a result of our negotiations with our prior lender reducing the amount of our final payment including any accrued interest to an agreed upon amount below what had previously been recorded by us.

The (gain) loss on sale of investments and assets reflects a $1.4 million increase to the loss from continuing operations for the year ended December 31, 2007 as compared to year ended December 31, 2006. In the first quarter of 2006, we sold our interest in Control F-1 Corporation (“Control F-1”) to Computer Associates International, Inc. and Computer Associates Canada Company for net proceeds of $1.3 million, which was recognized as a pre-tax gain of $1.3 million in the year ended December 31, 2006. The investment had been previously written down to zero in 2004 due to prevailing market conditions. In addition, we had a loss on the disposal of assets of $0.7 million and $0.6 million for the year ended December 31, 2007 and December 31, 2006, respectively.

The loss on fair value of derivative liabilities was $5.0 million for the year ended December 31, 2007, compared to a gain on fair value of derivative liabilities of $1.4 million for the year ended December 31, 2006. In the third quarter of 2007, the convertible debt holders redeemed the convertible debt for cash. The loss on the fair market value of the embedded derivatives for the year ended December 31, 2007 was $2.6 million, compared to a gain on the embedded derivatives of $1.3 million in the comparable period in 2006. The gain on the fair value of the convertible debt warrants was $0.9 million for the year ended December 31, 2007 compared to a gain of zero for the year ended December 31, 2006. For the year ended December 31, 2007, the loss on the fair value of the public warrants was $0.6 million as compared to zero for the year ended December 31, 2006. In connection with the Arrangement, two unrelated third parties agreed with180 Connect (Canada) to purchase 400,000 and 100,000 shares, respectively, of AVP and to vote these shares in favor of the Arrangement at the August 24, 2007 AVP shareholders meeting. 180 Connect (Canada) agreed to a make whole formula with these individuals to be settled within 30 days of consummation of the Arrangement. The consummation of the Arrangement resulted in a $2.8 loss on the fair value of derivative liabilities for the year ended December 31, 2007 compared to zero for the year ended December 31, 2006.

For the year ended December 31, 2007, we had $3.6 million in other expenses, primarily attributed to bonuses earned by certain of our directors and employees as a result of the consummation of the Arrangement.

Income Tax Expense (Benefit)

We recorded income tax expense of $0.9 million and an income tax benefit of $1.5 million for the years ended December 31, 2007 and December 31, 2006, respectively.

Loss from Continuing Operations

Loss from continuing operations for the year ended December 31, 2007 was $22.9 million compared to a loss from continuing operations of $8.8 million for the year ended December 31, 2006 for reasons discuss above.

Loss from Discontinued Operations

Loss from discontinued operations related to the closure of operations at certain non-profitable branches as well as certain operations where the contracts with the customers were not renewed for the year ended December 31, 2007 was $2.0 million compared to loss from discontinued operations of $5.8 million for the year ended December 31, 2006. The revenue and expenses of these locations have been reclassified as discontinued operations for all periods presented.

Net Loss

Net loss for the year ended December 31, 2007 was $24.9 million compared to a net loss of $14.6 million for the year ended December 31, 2006.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	% Change

Revenue	$331,175,241	$278,640,517	18.9%
Direct expenses	297,073,863	255,120,324	16.4%

Direct contribution margin(1)	34,101,378	23,520,193	45.0%
General and administrative(2)	19,675,497	21,702,824	(9.3)%
Foreign exchange (gain) loss	30,361	(18,692)	(262.4)%
Restructuring costs	892,688	1,672,485	(46.7)%
Depreciation	13,398,987	6,147,874	118.0%
Amortization of customer contracts	3,712,673	4,093,985	(9.3)%
Other (income) expense:
Interest and loan fees	10,043,504	3,440,690	191.9%
Gain on extinguishment of debt	(1,233,001)	—	—
Gain on sale of investments and assets	(726,086)	(6,897,291)	(89.5)%
Impairment of goodwill and customer contracts		608,096	—
Gain on change in fair value of derivative liabilities	(1,363,936)	—	—

Loss from continuing operations before income tax Benefit	(10,329,309)	(7,229,778)	42.9%
Income tax benefit	(1,503,271)	(2,001,727)	(24.9)%

Loss from continuing operations	(8,826,038)	(5,228,051)	68.8%
Loss from discontinued operations	(5,762,800)	(3,288,604)	75.2%

Net loss for the period	$(14,588,838)	$(8,516,655)	71.3%

Net loss per share from continuing operations
Basic	$(0.60)	$(0.36)
Diluted	$(0.60)	$(0.36)
Net loss per share
Basic	$(1.00)	$(0.59)
Diluted	$(1.00)	$(0.59)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange (gain) loss, restructuring costs, depreciation, amortization of customer contracts, interest and loan fees, gain on sale of investments and assets, gain on change in fair value of derivative liabilities, gain on extinguishment of debt, impairment of goodwill and customer contracts and income tax benefit. DCM is a non-GAAP measure. The comparative GAAP measure is loss from continuing operations. For a reconciliation of DCM to loss from continuing operations, see “Direct Contribution Margin”.

(2)	General and administrative includes stock-based compensation of $91,214 and $1,387,133 for the years ended December 31, 2006, and December 31, 2005, respectively.

Revenue

Revenue for the year ended December 31, 2006 increased to $331.2 million from $278.6 million for the year ended December 31, 2005. This 18.9% increase reflects continued growth in revenue resulting from DIRECTV channeling more work through their home services provider network and increased customer demand resulting from advanced product penetration as well as growth in our cable, digital interiors and network services businesses. Advanced product penetration refers to installations and upgrades that we completed with DVR, HD or an HD/DVR receiver. These increases are due to DIRECTV’s marketing efforts to promote the installation and upgrades. Work order volume from DIRECTV for the year ended December 31, 2006 increased by 20.7% year over year. The benefits of this increase were partially offset by the impact of a less favorable mix. Different rates are earned for each type of service completed and the mix of services (installations, upgrades and service) impact both the revenue per call and number of service calls that may be completed. The financial impact of the volume increase, partially offset with the less favorable rate and mix, was $36.5 million for the year ended December 31, 2006.

Throughout 2006 our cable operations continued to grow, adding new operations serving customers such as WoW in Detroit and Time Warner in Greensboro, and expanding current operations for our customers Cablevision, Time Warner and Rogers Communications.

Additionally, the New Orleans operation servicing Cox Communication has been completely rebuilt after hurricane Katrina and is operating at pre-Katrina levels. We continued to dedicate resources to supporting growth of our cable business which resulted in a $12.1 million, or 35%, increase in revenue over the prior year.

Revenue from the majority of our customers is recognized when work orders are closed. Our contracts with our customers also include mechanisms whereby we are not paid for certain work that is not completed within the specifications of the contract. Based upon historical payments, we calculate and estimate a reserve against revenue each month. For the year ended December 31, 2006, $5.0 million (1.5% of revenue) was recorded as a deduction to revenue as compared to $3.7 million (1.3% of revenue) for the year ended December 31, 2005.

Direct Contribution Margin

DCM, defined as revenue less direct operating expenses, increased by $10.6 million, or 45.0%, from $23.5 million in the year ended December 31, 2005 to $34.1 million in the year ended December 31, 2006. DCM, as a percentage of revenue, increased to 10.3% in 2006 from 8.4% in 2005.

This increase is due to the revenue growth in our satellite and cable businesses as well as the consistently increasing contribution from our network services, retail and 180 Home businesses which accounted for over $2.2 million of the improvement in 2006. We continued rolling out our perpetual inventory system throughout our operations. The rollout was completed in the second quarter of 2007. This system is expected to improve our inventory process and reduce unnecessary costs currently being incurred. The increase of DCM is also a result of the lack of significant start-up operations in the cable business as well as the absence of the effects of Hurricane Katrina, which temporarily closed operations in Louisiana and Texas and resulted in nationwide increases in fuel prices.

DCM is a non-GAAP measure. The comparable GAAP measure is loss from continuing operations. Loss from continuing operations of $8.8 million in the year ended December 31, 2006 increased by $3.6 million compared to loss from continuing operations of $5.2 million in the year ended December 31, 2005. See reconciliation of DCM to loss from continuing operations, the comparable GAAP measure.

Reconciliation of DCM to Loss from Continuing Operations

	December 31,	December 31,
	2006	2005

Direct contribution margin(1)	34,101,378	23,520,193
General and administrative	19,675,497	21,702,824
Foreign exchange (gain) loss	30,361	(18,692)
Restructuring costs	892,688	1,672,485
Depreciation	13,398,987	6,147,874
Amortization of customer contracts	3,712,673	4,093,985
Other (income) expense:
Interest and loan fees	10,043,504	3,440,690
Gain on extinguishment of debt	(1,233,001)	—
Gain on sale of investments and assets	(726,086)	(6,897,291)
Impairment of goodwill and customer contracts		608,096
Gain on change in fair value of derivative liabilities	(1,363,936)	—

Loss from continuing operations before income tax benefit	(10,329,309)	(7,229,778)
Income tax benefit	(1,503,271)	(2,001,727)

Loss from continuing operations	(8,826,038)	(5,228,051)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange (gain) loss, restructuring costs, gain on sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, gain on change in fair value of derivative liabilities, gain on extinguishment of debt, impairment of goodwill and customer contracts and income tax benefit. DCM is a non-GAAP measure. See “Non-GAAP Measures”. The comparative GAAP measure is loss from continuing operations.

(2)	General and administrative includes stock-based compensation of $91,214 and $1,387,133 for the years ended December 31, 2006, and December 31, 2005, respectively.

General and Administrative Expenses, Restructuring Costs and Stock-Based Compensation

General and administrative expenses were $19.7 million for the year ended December 31, 2006, a decrease of $2.0 million or 9.3% from the year ended December 31, 2005. General and administrative expenses as a percentage of revenue decreased from 7.8% for the year ended December 31, 2005 to 5.9% for the year ended December 31, 2006. The decrease in general and administrative expenses is primarily due to lower salary, consulting and travel expenses of approximately $2.3 million, partially offset by certain non-capitalized expenses related to the refinancing of our debt, legal and professional fees related to our U.S. listing costs totaling approximately $1.5 million. Stock-based compensation was $0.1 million for the year ended December 31, 2006, compared to $1.4 million for the year ended December 31, 2005 due to stock compensation related to the 2003 acquisition of the remaining 7% interest in Cable Play Inc.

In addition to the general and administrative expenses above is a restructuring charge of approximately $0.9 million for employee severance and related costs associated with the completion of the move of our back office operations and corporate offices to Denver. The comparable period of 2005 reflects a restructuring charge of $1.7 million related to the commencement of our move of our back office operations and corporate offices.

EBITDA from Continuing Operations

EBITDA from continuing operations for the year ended December 31, 2006 increased to $13.5 million from $0.2 million for the year ended December 31, 2005. This $13.3 million increase is primarily attributed to the increase in revenue and direct contribution margin discussed above and the full effect of our fleet initiative compared to the four month effect in 2005. The fleet initiative transferred some of the vehicle costs to depreciation and interest; this benefit was partially offset by higher fuel and vehicle insurance costs which are included in EBITDA from continuing operations. Additionally, we continue our efforts to maximize the use of our current resources and operating synergies.

EBITDA is a non-GAAP measure. The comparable GAAP measure is loss from continuing operations. Loss from continuing operations was $8.8 million and $5.2 million for the year ended December 31, 2006 and December 31, 2005, respectively.

Reconciliation of EBITDA to Loss from Continuing Operations

	December 31,	December 31,
	2006	2005

EBITDA from continuing operations(1)	$13,502,832	$163,576
Depreciation	13,398,987	6,147,874
Amortization of customer contracts	3,712,673	4,093,985
Other (income) expense:
Interest and loan fees	10,043,504	3,440,690
Gain on extinguishment of debt	(1,233,001)	—
Gain on sale of investments and assets	(726,086)	(6,897,291)
Impairment of goodwill and customer contracts	—	608,096
Gain on fair value of derivative liabilities	(1,363,936)	—

Loss from continuing operations before income tax benefit	(10,329,309)	(7,229,778)
Income tax benefit	(1,503,271)	(2,001,727)

Loss from continuing operations	$(8,826,038)	$(5,228,051)

(1)	See “Non-GAAP Measures”

Depreciation, Amortization of Customer Contracts and Impairment of Goodwill and Customer Contracts

During the year ended December 31, 2006, depreciation expense of $13.4 million represents an increase of $7.3 million from the similar period in 2005. This increase is primarily attributable to the increase in our vehicle fleet from approximately 750 owned vehicles in 2005, most of which were fully depreciated, to approximately 2,600 owned vehicles. Amortization of customer contracts of $3.7 million in the year ended December 31, 2006 decreased by $0.4 million from 2005 primarily due to the discontinuation and impairment of certain operations during the second half of 2005.

Other Income and Expense

Interest and loan fees were $10.0 million in 2006 and increased by $6.6 million from 2005, primarily due the completion of the refinancing of our debt and interest related to a private placement of $10.7 million of convertible debentures and warrants completed late in the first quarter of 2006. Interest expense also increased due to the financing related to our newly acquired vehicle fleet. In the first quarter of 2006, we completed our conversion from a privately owned vehicle model to a Company owned vehicle model with the purchase of approximately 2,600 vehicles. These vehicles have been acquired through a capital lease program and are included in the capital lease obligations set forth in our audited consolidated financial statements for the year ended December 31, 2006.

We recognized a gain of $1.2 million on the extinguishment of debt that we had with our previous lender. The gain was a result of our negotiations with that prior lender reducing the amount of our final payment to an agreed upon amount below what had previously been recorded by us.

We sold our interest in Control F-1 to Computer Associates International, Inc. and Computer Associates Canada Company in 2006, for net proceeds of $1.3 million, which was recognized as a pre-tax gain of $1.3 million. The investment had been previously written down to zero in 2004 due to prevailing market conditions. In 2006, we also had a loss of $0.3 million on the disposal of assets, and a loss of 0.3 million on the refinancing of vehicles under capital lease. The $6.9 million pre-tax gain on the sale of investments and assets in 2005 was due to the gain on the sale of Guest-Tek of $6.5 million and a $0.4 million gain on the sale of a building.

The gain on fair value of derivative liabilities was $1.4 million for the year ended December 31, 2006, primarily due to the gain on the embedded derivatives of $1.3 million compared to zero in 2005.

Income Tax Benefit

For the year ended December 31, 2006, we recorded a net $1.5 million income tax benefit, which includes a current tax benefit of $0.1 million for state tax liabilities and a deferred tax benefit of $1.6 million to record the amortization of the deferred tax liability associated with certain intangible assets (customer contracts) recognized as part of the acquisition of a U.S. subsidiary and the establishment of a deferred tax asset associated with nondeductible liabilities in the subsidiary.

For the year ended December 31, 2005, we recorded a net $2.0 million income tax benefit which consisted of a U.S. federal and state current income tax benefit of $0.5 million, a deferred U.S. federal and state income tax benefit of $2.6 million and a Canadian income tax provision of $1.1 million.

Loss from Continuing Operations

Loss from continuing operations for the year ended December 31, 2006 was $8.8 million compared to loss from continuing operations of $5.2 million for the comparable period of 2005.

Loss from Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2006 was $5.8 million compared to loss from discontinued operations of $3.3 million for the year ended December 31, 2005 related to the closure of operations at certain non-profitable branches as well as certain operations where the contracts with the customers were not renewed. The revenue and expenses of these locations have been reclassified as discontinued operations for all periods presented.

Net Loss

Net loss for the year ended December 31, 2006 was $14.6 million compared to a net loss of $8.5 million for the year ended December 31, 2005.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash provided by our operating activities and our borrowings under our credit facilities. Cash provided by continuing operations for the year ended December 31, 2007 was $1.5 million.

As a result of the Arrangement, we received $37.9 million in proceeds and incurred $7.0 million in issuance costs. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the holders of the convertible debentures exercised their right to redeem the convertible debentures in full. We paid the holders of the convertible debentures $10,393,577, which included outstanding principal and a 20% redemption premium, excluding accrued but unpaid interest. On August 24, 2007, upon consummation of the Arrangement, we repaid

Laurus $5.0 million principal on the term note. We also used $0.2 million of the merger proceeds to purchase 500,000 shares of treasury stock and $2.8 million in settlement of derivative liabilities. The remaining proceeds will be used to fund working capital and corporate expenses.

Our revolving credit facility (the ’Revolver”) requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified as a current liability on the balance sheet in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). The amount outstanding under the Revolver was previously classified as long-term debt as of December 31, 2006 and the balance sheet has been restated to correct the classification of the balance due under the Revolver to current portion of long-term debt as of December 31, 2006 increasing the current portion of long-term debt by $20,534,422 to $26,502,096 from the amount previously reported of $5,967,674. The restatement had no impact on previously reported consolidated statements of operations, shareholders’ equity, or cash flows.

The acceleration clause could allow the lender to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties. We believe that no such material adverse change has occurred; further, as of March 27, 2008, our lender had not informed us that any such event had occurred.

Agreements with Laurus

On August 1, 2006, 180 Connect, Inc., a Nevada corporation and indirect, wholly-owned subsidiary of the company (“180 Connect (NV)”) entered into a Security and Purchase Agreement with Laurus for the refinancing of its long-term debt. The original agreement provided up to $57 million of debt comprised of a $37 million revolving credit and over-advance facility and a $20 million term facility, with an interest rate of prime plus 3% on the revolving credit facility, subject to a minimum interest rate of 10%, an interest rate of prime plus 5% on any over-advance under the revolving credit facility, subject to a minimum interest rate of 11% and an interest rate of prime plus 5% on the term facility, subject to a minimum interest rate of 12%. For the period from August 1, 2006 to July 31, 2007, 180 Connect (NV) was able to draw in excess of the eligible trade receivables and inventory an over advance amount up to $9 million but not to exceed an aggregate amount of $37 million. Availability under the revolving facility fluctuates daily based on receivables. As of March 20, 2008, 180 Connect (NV) had availability of $4.5 million under the revolving facility, and the total balance outstanding thereunder was $23.6 million. Monthly principal repayments on the term loan of $666,667 commenced February 1, 2007, and as of March 20, 2008, the term loan had a principal balance of $5.7 million. Repayment of 180 Connect (NV)’s indebtedness to Laurus is secured by all of its real and personal property.

180 Connect (NV) is not subject to any financial covenants with respect to the credit facilities. However, 180 Connect (NV) is subject to other covenants including certain restrictions on it and its subsidiaries with respect to assuming or guaranteeing additional indebtedness, forgiving any indebtedness, issuing any preferred stock, purchasing stock (other than of a subsidiary), making loans other than loans to employees or to its subsidiaries, entering into a merger, consolidation or reorganization, materially changing the nature of its business, changing its accounting practices and disposing of its assets. In addition, the failure to make required payments under the facilities or other indebtedness, the failure to adhere to a covenant or the occurrence of material adverse changes to its business, bankruptcy, certain changes to its ownership or Board of Directors, among other events, could result in an event of default under the facilities. As of December 31, 2007, 180 Connect (NV) was in compliance with the covenants of its credit facilities. 180 Connect (NV) obtained a consent and waiver from Laurus with regards to the Arrangement as it constituted a merger and change of control as defined in Section 13(h)(viii) and 19(l) of the Security and Purchase Agreement, respectively.

In addition, in August 2006, 180 Connect (Canada) issued a warrant to Laurus to purchase up to 1,200,000 common shares for nominal consideration of CDN$0.01 per share. On April 2, 2007, Laurus exercised its right under the warrant to purchase the 1,200,000 common shares. Laurus agreed not to sell any common shares issued upon exercise of the warrant until July 31, 2007. Thereafter, Laurus may, at its election, sell up to 150,000 common shares per calendar quarter (on a cumulative basis) over each of the following eight quarters, subject to applicable securities laws restrictions and limitations.

On July 2, 2007, 180 Connect (NV) entered into an amendment agreement with Laurus securing additional interim financing to fund working capital until August 24, 2007. Pursuant to the terms of the agreement, Laurus agreed to provide an additional $8.0 million to 180 Connect (NV) as an increase to the $37.0 million revolving loan, for a total revolving loan of $45.0 million. As part of this agreement, Laurus also agreed to extend the maturity of the existing $9.0 million over-advance letter on a revolving loan from July 31, 2007 until August 24, 2007. At August 24, 2007, 180 Connect (NV) had no outstanding borrowings under either the additional $8.0 million revolving loan or the existing $9.0 million over-advance facility.

In connection with the amendment agreement, Howard S. Balter and Ilan M. Slasky, members of our Board of Directors, agreed to provide a limited recourse guaranty for the additional financing Laurus provided to 180 Connect (NV) by placing $7.0 million in a brokerage account pledged to Laurus to be used solely to purchase AVP shares.

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

As consideration for the guaranty and pledge, 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky up to $150,000 for their fees and expenses in connection with the guaranty and pledge.

On July 2, 2007, in connection with the amendment to the credit facility, we issued a warrant to Laurus to purchase 600,000 shares of the 180 Connect (Canada)’s common stock at the exercise price of $4.35 per share, the adjusted market price at the time of issue (the “July Warrant”). Thereafter, on August 24, 2007, in connection with consummation of the Arrangement, we issued to Laurus a warrant to purchase 250,000 shares of our common stock at the exercise price of $4.01 per share (the “August Warrant”). Each of the July Warrant and August Warrant has a five year term and is subject to a one-year lock-up. Additionally, Laurus received a $200,000 management fee on the $8.0 million increase to the revolver, and upon consummation of the Arrangement, an additional $1.4 million.

During the third quarter of 2007, we entered into a settlement agreement with Laurus with respect to a dispute over an alleged misrepresentation and event of default under the provisions of the Laurus debt agreements that Laurus alleged occurred as a result of the repayment of the convertible dentures after consummation of the Arrangement. Pursuant to the terms of the settlement, we agreed to reduce the exercise price of the warrants issued to Laurus. With respect to the July Warrant, the exercise price for the first 450,000 shares of our common stock exercised by Laurus was reduced from $4.35 to $0.01 per share, and the exercise price of the remaining 150,000 warrants was reduced from $4.35 to $3.00 per share. Laurus has agreed not to sell any of our common shares issuable upon exercise of the July Warrant for a period of twelve months following the date of issuance of the warrants. In addition, the exercise price of the August Warrant was reduced from $4.01 to $3.00 per share.

On January 22 and January 30, 2008, pursuant to the Schedule 13D filed by Creative Vistas Inc., Laurus and its affiliates sold 2,674,407 shares of our common stock and their warrant to purchase 450,000 shares of our common stock to Creative Vistas Inc., respectively.

Private Placement

On March 22, 2006, 180 Connect (Canada) completed a private placement to a group of institutional investors. For an aggregate purchase price of $10.7 million, the investors purchased convertible debentures and warrants to purchase 942,060 common shares. The convertible debentures accrued interest at a rate of 9.33% per annum, payable quarterly, in arrears, based on a 360-day year. The debentures were to mature on March 22, 2011. In addition, the debentures were to accelerate to maturity upon the occurrence of a default on the debentures by 180 Connect (Canada). The terms of the debentures allowed the investors, at their discretion, to convert all or part of the debentures into its common shares. The aggregate number of common shares to be delivered upon such conversion was approximately 2.7 million shares, subject to adjustment in accordance with the terms of the debentures and subject to additional contractual limitations as described in the debentures. During the second quarter of 2007, one of the institutional investors of the convertible debentures and warrants exercised its option to convert in total $2,024,785 of principal under the 9.33% convertible debentures into 510,000 common shares. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the lenders exercised their right to redeem the convertible debentures in full. We paid the holders of the convertible debentures $10,393,577, which included outstanding principal and a 20% redemption premium, excluding accrued but unpaid interest.

The warrants to purchase 942,060 common shares issued to the investors in the private placement are exercisable until March 21, 2010. The exercise price of the warrants is $4.331; subject to adjustment in accordance with the terms of the warrants (which adjustment is limited and capped as described in the warrants). The warrants may be exercised through a cashless exercise if there is no effective registration statement covering the resale of the underlying shares.

Vehicle Leasing Arrangements

In 2005, 180 Connect (Canada) entered into agreements with third party leasing companies to lease vehicles pursuant to its fleet expansion program with initial obligations amounting to $39.4 million. As of December 31, 2007, 180 Connect (Canada) has approximately 3,000 vehicles under capital leases with a remaining contractual capital lease obligation of $28.6 million. These vehicles have been recorded as capital leases in the consolidated balance sheets.

Cash Flow from Operating Activities

For the years ended December 31, 2007 and December 31, 2006, cash provided by operating activities was $1.5 million and $6.3 million, respectively. Inventory increased by $4.4 million in 2007 primarily due to more advanced equipment on hand. Restricted cash provided $4.3 million primarily as a result of a negotiated reduction in our required LOC for insurance obligations. Other changes in non-cash working capital balances related to operations contributed to the remainder of the decrease.

For the years ended December 31, 2006 and December 31, 2005, cash provided by (used in) operating activities was $6.3 million and $(15.5) million, respectively. The increase in cash provided by operating activities in 2006 was due to an increase in depreciation, amortization and impairment and amortization of deferred financing costs and accretion of loan discount of $20.3 million. The increase in depreciation, amortization and impairment related, primarily, to the financing of our vehicle leases. The reduction in inventory balances of $4.5 million was the result of improved inventory management and payment terms. The payment terms for equipment purchased from DIRECTV are 30-45 days from the shipment date, depending upon the product type. These terms have a positive affect on operating cash flows because DIRECTV pays us for inventory consumed on average twenty days after it is received. These positive cash flows were offset by an increase in insurance premium deposits of $6.2 million as we increased the collateral related to the renewal of our insurance program. In 2005, accounts receivable increased by $6.5 million and restricted cash increased by $8.7 million as we increased the collateral related to the renewal of our insurance program. An increase in accounts payable and accrued liabilities of

$14.3 million and an increase in inventory of $2.4 million were directly related to our business relationship with DIRECTV.

Cash Flow from Investing Activities

Our historical investing activities consisted primarily of the purchase of property, plant and equipment and business acquisitions and divestments.

For the years ended December 31, 2007 and December 31, 2006, cash used in investing activities was $3.4 million and $1.4 million, respectively, which includes $3.4 million and $2.7 million, respectively, for the purchase of property, plant and equipment. In the year ended December 31 2006, we realized net proceeds of $1.3 million for the sale of our remaining interest in Control F-1.

In 2005, cash provided by investing activities was $21.7 million. The increase in cash provided by investing activities during the period was primarily attributable to the sale of short term investments of $16.2 million, proceeds from the sale of the common shares of Guest-Tek of $10.0 million, and $2.0 million on sale of investment in Wal-Mart Stores, offset by capital expenditures of $5.7 million.

Cash Flow from Financing Activities

Our financing activities have historically consisted primarily of the use of revolving lines of credit, term loans, debentures, capital leases and the issuance of equity. For the years ended December 31, 2007 and December 31, 2006, cash used in financing activities was $0.6 million and $5.3 million, respectively. As a result of the Arrangement, we received $37.9 million in proceeds and incurred $7.0 million in issuance costs. As discussed above, in the third quarter of 2007, the convertible debentures were redeemed in full for 120% of the outstanding principal in the amount of $10.4 million, excluding any accrued interest. In 2007, we paid Laurus $12.3 million principal on the term note which includes $5.0 million principal on the term note upon the consummation of the Arrangement. In 2007, we also purchased 500,000 shares of treasury stock at cost of $0.2 million and made $12.1 million in scheduled vehicle lease payments. The refinancing of approximately 1,020 vehicles with a third-party leasing company under a capital lease resulted in net proceeds of approximately $3.5 million.

For the year ended 2006, cash used in financing activities was $5.3 million. In the third quarter of 2006, the refinancing of the long term debt provided $42.1 million used to extinguish 180 Connect (Canada)’s previous debt of $32.9 million plus issuance costs of $3.5 million. In 2006, we completed a private placement of $10.7 million of convertible debentures and warrants. This was offset by the payment of $15.0 million for capital lease obligations primarily related to our new fleet and the repayment of $7.7 million of our long term debt pursuant to agreements with our lenders.

In 2005, cash used in financing activities was $15.3 million. Cash flow from financing activities in 2005 was attributable to the repayment of long-term debt of $6.9 million, $5.0 million paid in connection with capital lease financing associated with 180 Connect (Canada)’s new fleet in 2005 and a settlement with the sellers of Mountain Center Inc (“Mountain”) for $2.95 million relating to 180 Connect (Canada)’s purchase of that company. We also paid $1.2 million to repurchase 175,320 shares which was approved by our Board of Directors in 2005.

As of December 31, 2007, we did not have any restricted cash invested in asset backed commercial paper. An assumed one percentage point increase or decrease in interest rates would have the effect of increasing or decreasing interest expense by approximately $0.3 million for the year ended December 31, 2007.

The working capital deficiency at December 31, 2007 was due, primarily, to the 30-45 day payment terms for inventory purchased from DIRECTV and the approximately 20-day receivable terms from DIRECTV for that inventory when it is installed in the subscriber’s home and the reclassification of our Revolver facility from long term debt to current.

We believe that cash flow from continuing operations and availability under existing credit facilities will be sufficient to meet our short-term and long-term requirements for ongoing operations and planned growth. However, we derive a significant portion of our revenue from a limited number of customers. A decision by a major customer to discontinue, in whole or in part, use of our services in the future may adversely affect our capital resources. Also, there can be no assurance that we would have sufficient liquidity or be able to obtain additional financing on satisfactory terms, or at all, in the event the Revolver repayment was accelerated. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Contractual Obligations

We have long-term debt obligations, various operating leases and purchase commitments for equipment. The amount of estimated future payments under such agreement is detailed in the following table.

	As of December 31, 2007
	Contractual Obligations Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Current portion of long-term debt(1)	$27,769,301	$27,769,301	$—	$—	$—
Operating leases, real property	9,410,187	3,785,453	4,329,548	1,295,186	—
Operating leases, equipment and trucks	670,094	273,840	373,697	22,557	—
Capital leases, I/T Equipment	314,871	111,621	138,435	64,815	—
Capital leases — Vehicles(2)	30,846,650	12,716,285	16,634,237	1,496,128	—

Total	$69,011,103	$44,656,500	$21,475,917	$2,878,686	$—

(1)	The current portion of long-term debt amounts in the schedule above does not include interest because it is at variable rates. The estimated interest expense for 2008, 2009-2010, 2011-2012 and thereafter is $2,066,459, $989,763 and zero, respectively. We estimated interest expense based on current interest rates, current balances and scheduled repayments.

(2)	Capital lease obligations include interest in the table above.

Off-Balance Sheet Obligations

For the consolidated financial statements presented there were no off-balance sheet transactions entered into. Off-balance sheet obligations include any contractual agreement with an entity not reported on a consolidated basis with us. We did not have any obligations under guaranteed contracts for financing instruments, a retained or contingent interest in assets transferred to an unconsolidated entity, any obligations under derivative interests or any special purpose entity transactions.

Forward-Looking Statements

This MD&A contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Statements about our future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may”, “should”, “could”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict” or “potential” or the negative or other variations of these words, or other similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors, including those discussed under Item 1A, “Risk Factors,” of this Annual Report on Form 10-K could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure investors that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A, and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law.

Non-GAAP Measures

The term “Direct Contribution Margin” consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss (gain), (gain) loss in sale of investments and assets, depreciation, amortization of customer contracts, interest and loan costs, (gain) loss on change in fair value of derivative liabilities, gain on extinguishment of debt, other expense, and income tax expense (benefit). DCM, as referred to in this discussion and analysis, is a non-GAAP measure which does not have any standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other issuers. We believe that this term provides a better assessment of the contribution of the field operations dealing directly with our customers’ subscribers by eliminating: (1) the general and administrative costs that are not part of the direct costs of generating revenue; (2) the charge for customer contracts and depreciation which are non-cash expense items; and (3) (gain) loss on sale of investments and assets, (gain) loss on change in fair value of derivative liabilities, gain on extinguishment of debt, and other expense, which are not considered to be in the normal course of operating activity. Investors should be cautioned, however, that DCM should not be construed as an alternative to loss from continuing operations determined in accordance with GAAP as an indicator of our performance. For a reconciliation of DCM to the comparable GAAP measure, loss from continuing operations, see “Direct Contribution Margin”.

The term “EBITDA from continuing operations” refers to loss from continuing operations before deducting depreciation, amortization of customer contracts, (gain) loss in sale of investments and assets, interest and loan fees, (gain) loss on change in fair value of derivative liabilities, gain on extinguishment of debt, other expense, and income tax expense (benefit). EBITDA from continuing operations, as referred to in this MD&A, is a non-GAAP measure which does not have any standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other issuers. Management believes that EBITDA from continuing operations provides a better assessment of cash flow from our operations by eliminating: (1) the charge for depreciation, and amortization of customer contracts which are non-cash expense items and (2) (gain) loss on sale of assets, (gain) loss on change in fair market value of derivative liabilities, gain on extinguishment of debt, and other expense, which are not considered to be in the normal course of operating activity. In addition, financial analysts and investors use a multiple of EBITDA from continuing operations for valuing companies within the same sector, in order to eliminate the differences in accounting treatment from one company to the next. Given that we are in a growth stage, we believe the focus on EBITDA from continuing operations gives the investor or reader of our consolidated financial statements and MD&A more insight into the operating capabilities of management and its utilization of our operating assets. Management further believes that EBITDA from continuing operations is also the best metric for measuring our valuation. Investors should be cautioned, however, that EBITDA from continuing operations should not be construed as an alternative to income (loss) from continuing operations determined in accordance with GAAP as an indicator of our performance. For a reconciliation of EBITDA from continuing operations to the comparable GAAP measure, being loss from continuing operations, see “EBITDA from Continuing Operations”.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency rates. Our long-term debt is a variable rate credit facility that exposes us to interest rate risk. The interest rates on our long-term debt range from prime plus 3% to prime plus 5%, subject to a minimum interest rate of 10% to 12%, and are therefore subject to risk relating to interest rate fluctuations. An assumed one percentage point increase or decrease in interest rates would have the effect of increasing interest expense by approximately $0.3 million. We have Canadian subsidiaries included in our consolidated statements of operations and consolidated balance sheets and we are subject to fluctuations in the exchange rate of the Canadian dollar to the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and Reports of Independent Registered Public Accounting Firms follow on subsequent pages of this report Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 180 Connect Inc.

We have audited the accompanying consolidated balance sheet of 180 Connect Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for the year then ended. Our audit also included the 2007 financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 180 Connect Inc. at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
March 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 180 Connect Inc.

We have audited the accompanying consolidated balance sheet of 180 Connect Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for the years ended December 31, 2006 and 2005. Our audits also included the 2006 and 2005 financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 180 Connect Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 12 the consolidated balance sheet as at December 31, 2006 has been restated.

/s/ Ernst & Young LLP

Toronto, Canada,	Chartered Accountants
April 20, 2007	Licensed Public Accountants
(except for note 12 as to which the date is March 27, 2008).

Consolidated Financial Statements

180 Connect Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
		(Restated Note 12)

Assets
Current Assets
Cash and cash equivalents	$366,449	$2,904,098
Accounts receivable (less allowance for doubtful accounts of $3,750,200 and $2,506,637, respectively)	48,378,339	48,934,952
Inventory	20,180,167	15,816,148
Restricted cash	10,169,108	14,503,000
Prepaid expenses and other assets	9,378,519	7,910,255

TOTAL CURRENT ASSETS	88,472,582	90,068,453
Property, plant and equipment	34,906,750	34,882,890
Goodwill	11,034,723	11,034,723
Customer contracts, net	21,391,257	25,072,756
Other assets	2,478,839	4,384,750

TOTAL ASSETS	$158,284,151	$165,443,572

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$79,115,651	$78,686,245
Current portion of long-term debt	27,769,301	26,502,096
Fair value of derivative financial instruments	122,168	4,065,729
Current portion of capital lease obligations	11,628,142	13,033,104

TOTAL CURRENT LIABILITIES	118,635,262	122,287,174
Income tax liability	191,580	—
Long-term debt	—	12,264,621
Convertible debt	—	6,276,584
Capital lease obligations	17,246,267	15,213,112

TOTAL LIABILITIES	136,073,109	156,041,491
Commitments and contingencies (Notes 12, 15, and 24)
Shareholders’ Equity
Common stock $.0001 par value; authorized 100,000,000, at December 31, 2007 and December 31, 2006 issued and outstanding shares 25,520,152 and 14,685,976, respectively	2,552	1,469
Paid-in capital	130,096,083	91,871,813
Treasury stock, 500,000 shares and zero at December 31, 2007 and December 31, 2006, respectively	(224,019)	—
Accumulated deficit	(107,898,597)	(82,956,231)
Accumulated other comprehensive income	235,023	485,030

TOTAL SHAREHOLDERS’ EQUITY	22,211,042	9,402,081

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,284,151	$165,443,572

See accompanying notes

180 Connect Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenue	$379,767,879	$331,175,241	$278,640,517
Expenses
Direct expenses	341,108,774	297,073,863	255,120,324
General and administrative(1)	19,223,846	19,675,497	21,702,824
Foreign exchange loss (gain)	(124,329)	30,361	(18,692)
Restructuring costs	275,000	892,688	1,672,485
Depreciation	12,061,858	13,398,987	6,147,874
Amortization of customer contracts	3,681,499	3,712,673	4,093,985
Other (income) expense
Interest and loan fees	16,272,393	10,043,504	3,440,690
Gain on extinguishment of debt	—	(1,233,001)	—
(Gain) loss on sale of investments and assets	715,151	(726,086)	(6,897,291)
Impairment of goodwill and customer contracts	—	—	608,096
(Gain) loss on change in fair value of derivative liabilities	5,020,945	(1,363,936)	—
Other expense	3,579,459	—	—

Loss from continuing operations before income tax expense (benefit)	(22,046,717)	(10,329,309)	(7,229,778)
Income tax expense (benefit)	856,576	(1,503,271)	(2,001,727)

Loss from continuing operations	(22,903,293)	(8,826,038)	(5,228,051)
Loss from discontinued operations, net of income taxes of zero	(2,039,073)	(5,762,800)	(3,288,604)

Net loss for the period	$(24,942,366)	$(14,588,838)	$(8,516,655)

Net loss per share from continuing operations:
Basic	$(1.20)	$(0.60)	$(0.36)
Diluted	$(1.20)	$(0.60)	$(0.36)
Net loss per share:
Basic	$(1.30)	$(1.00)	$(0.59)
Diluted	$(1.30)	$(1.00)	$(0.59)
Weighted average number of shares outstanding — basic	19,155,718	14,641,010	14,368,864
Weighted average number of shares outstanding — diluted	19,155,718	14,641,010	14,368,864

(1)	General and administrative includes stock-based compensation of $860,035, $91,214 and $1,387,133 for the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

See accompanying notes

180 Connect Inc.

Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common					Other
	Stock					Compre-
	Out-					hensive
	standing	Common	Paid in	Treasury	Accumulated	Income
	Shares	Stock	Capital	Stock	Deficit	(loss)	Total

Balances at December 25, 2004	14,296,622	$1,430	$86,878,322	$—	$(59,452,519)	$6,988,770	$34,416,003
Issuance on exercise of stock options for cash	408,847	41	728,291	—	—	—	728,332
Share repurchase	(175,320)	(18)	(759,810)	—	(398,219)	—	(1,158,047)
Stock-based compensation	—	—	1,387,133	—	—	—	1,387,133
Sale of investment	—	—	—	—	—	(6,503,740)	(6,503,740)
Net loss	—	—	—	—	(8,516,655)	—	(8,516,655)

Balances at December 31, 2005	14,530,149	1,453	88,233,936	—	(68,367,393)	485,030	20,353,026
Issuance on exercise of stock options for cash	155,827	16	259,696	—	—	—	259,712
Issuance of warrants on long-term debt	—	—	3,286,967	—	—	—	3,286,967
Stock-based compensation	—	—	91,214	—	—	—	91,214
Net loss	—	—	—	—	(14,588,838)	—	(14,588,838)

Balances at December 31, 2006	14,685,976	1,469	91,871,813	—	(82,956,231)	485,030	9,402,081
Issuance on exercise of stock options for cash	46,467	4	77,507	—	—	—	77,511
Issuance on exercise of warrants for cash	1,200,000	120	17,140	—	—	—	17,260
Issuance on exercise of convertible debt	510,000	51	2,293,179	—	—	—	2,293,230
Net proceeds from reverse merger	9,577,709	958	37,932,207	—	—	—	37,933,165
Issuance costs attributed to reverse merger	—	—	(6,976,440)	—	—	—	(6,976,440)
Stock-based compensation	—	—	860,035	—	—	—	860,035
Issuance of warrants on long-term debt	—	—	2,803,296	—	—	—	2,803,296
Issuance of warrants in support of Arrangement	—	—	800,000	—	—	—	800,000
Acquisition of net assets of AVP	—	—	(7,099,514)	—	—	—	(7,099,514)
Reclassification of the Public Warrants	—	—	7,516,810	—	—	—	7,516,810
Purchase of 500,000 shares of treasury stock	(500,000)	(50)	50	(224,019)	—	—	(224,019)
Foreign currency translation adjustment	—	—	—	—	—	(250,007)	(250,007)
Net loss	—	—	—	—	(24,942,366)	—	(24,942,366)

Balances at December 31, 2007	25,520,152	$2,552	$130,096,083	$(224,019)	$(107,898,597)	$235,023	$22,211,042

180 Connect Inc.
Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Net loss	$(24,942,366)	$(14,588,838)	$(8,516,655)
Other comprehensive income:
Foreign currency translation	(250,007)	—	—
Sale of investment	—	—	(6,503,740)

Comprehensive loss	$(25,192,373)	$(14,588,838)	$(15,020,395)

See accompanying notes

180 Connect Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cash provided by (used in) the following activities:
Operating
Loss from continuing operations	$(22,903,293)	$(8,826,038)	$(5,228,051)
Add (deduct) items not affecting cash:
Depreciation, amortization and impairment	15,743,357	17,111,660	10,849,955
Non-cash interest expense	8,117,147	3,210,141	459,852
Stock-based compensation	860,035	91,214	1,387,133
Deferred income taxes	—	(1,561,031)	(1,491,941)
Settlement of derivative liability	(2,766,573)	—	—
Gain on extinguishment of debt	—	(1,233,001)	—
(Gain) loss on change in fair value of derivative liabilities	5,020,945	(1,363,936)	—
(Gain) loss on sale of investments and assets	715,151	(726,086)	(6,897,291)
Other	(177,050)	(291)	3,816
Changes in non-cash working capital balances related to operations:
Accounts receivable	556,613	227,513	(6,464,271)
Inventory	(4,364,019)	4,486,519	(2,412,713)
Other current assets	(1,222,516)	338,030	(688,922)
Insurance premium deposits	(16,195)	(6,209,037)	1,126,896
Other assets	(377,949)	(37,035)	(18,928)
Settlement of class action lawsuit	—	—	(7,973,623)
Settlement of certain wage practices	—	—	(1,217,639)
Restricted cash	4,333,892	247,366	(8,696,719)
Accounts payable and accrued liabilities	(9,660)	2,375,179	14,320,065
Operating cash flows from discontinued operations	(1,966,397)	(1,842,778)	(2,597,616)

Total cash provided by (used in) operating activities	1,543,488	6,288,389	(15,539,997)

Investing
Purchase of property, plant and equipment	(3,373,257)	(2,742,727)	(5,656,286)
Net proceeds from disposition of investments	—	1,327,693	10,968,388
Proceeds from sale of property, plant and equipment	—	—	665,000
Short-term investments	—	—	16,178,848
Business acquisition	—	—	(429,603)

Total cash used in investing activities	(3,373,257)	(1,415,034)	21,726,347

Financing
Repayment of capital lease obligations	(12,105,040)	(15,010,698)	(4,960,341)
Repayment of debt	(12,333,337)	(7,350,000)	(6,908,003)
Proceeds from share issuance	94,771	259,712	723,608
Net proceeds from reverse merger	37,933,165	—	—
Issuance costs on reverse merger	(6,976,440)	—	—
Redemption of convertible debt	(10,393,577)	—	—
Increase (decrease) in borrowings under the Revolver credit facility	(101,160)	(377,494)	—
Issuance costs on long-term debt	—	(3,546,150)	—
Net proceeds from refinancing of vehicles	3,470,714	2,127,542	—
Proceeds from issuance of convertible debt	—	10,686,101	—
Proceeds from refinancing of long-term debt	—	42,140,497	—
Extinguishment of long-term debt	—	(32,863,525)	—
Repurchase of common stock	(224,019)	—	—
Repurchase of shares	—	—	(1,158,047)
Settlement with selling shareholders of Mountain Center Inc.	—	—	(2,950,000)
Issuance costs paid on convertible debt	—	(1,388,985)	—

Total cash provided by (used in) financing activities	(634,923)	(5,323,000)	(15,252,783)

Effect of exchange rates on cash and cash equivalents	(72,957)	291	39,753

Net increase (decrease) in cash and cash equivalents during the period	(2,537,649)	(449,354)	(9,026,680)
Cash and cash equivalents, beginning of period	2,904,098	3,353,452	12,380,132

Cash and cash equivalents, end of period	$366,449	$2,904,098	$3,353,452

Supplemental cash flow information:
Interest paid	$8,779,371	$6,091,487	$2,485,035

Income taxes paid	$257,120	$429,279	$1,265,756

Supplemental disclosure of non-cash investing and financing transactions:
For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company had additional capital lease obligations for vehicles of $9,080,617, $6,401,900 and $39,403,406 respectively.

See accompanying notes

180 Connect Inc.

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

On August 24, 2007, the plan of arrangement (the “Arrangement”) pursuant to the arrangement agreement dated as of March 13, 2007, as amended, by and among Ad.Venture Partners, Inc. (“AVP”), 180 Connect Exchangeco Inc., a wholly owned subsidiary of the Company (“Purchaser”) and 180 Connect Inc., a corporation incorporated under the laws of Canada (“180 Connect (Canada)”); was consummated. Pursuant to the Arrangement, the Purchaser acquired all of the outstanding common shares of 180 Connect (Canada) in exchange for either shares of Company common stock, exchangeable shares of Purchaser that are exchangeable into shares of Company common stock at the option of the holder (“exchangeable shares”), or a combination of Company common stock and exchangeable shares of Purchaser. Effective upon the consummation of the Arrangement, AVP changed its name to 180 Connect Inc. (the “Company”). Because the consummation of the Arrangement resulted in more than 50% of the Company’s voting securities being held by the shareholders of 180 Connect (Canada), the Arrangement has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for accounting and financial reporting purposes. Under this method of accounting, AVP was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Arrangement is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Arrangement was treated as the equivalent of 180 Connect (Canada) issuing stock for the net monetary assets of AVP, accompanied by a recapitalization. The net monetary assets of AVP were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of 180 Connect (Canada) has been carried forward after the closing. Operations prior to the closing for all periods presented are those of 180 Connect (Canada). All common shares, warrants, options and earning per share amounts related to transactions and periods prior to August 24, 2007 have been restated in these financial statements to reflect the 0.6 exchange ratio applied to 180 Connect (Canada)’s equity instruments.

Nature of the Business

180 Connect Inc. (or the “Company”) provides installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. The principal market for the Company’s services is the United States. The Company’s customers include providers of satellite, cable and broadband media services as well as home builders, developers and municipalities.

Consolidation in the media and communications industry has created national carriers, many of whom provide an integrated suite of advanced video, data and voice services to residential and commercial subscribers. Many of these national carriers made the strategic decision to outsource the majority of the physical implementation of their services, leading to the creation of a large and highly competitive technical support services industry, of which the Company is a member.

The Company has evolved through a combination of internal growth and acquisitions. With a staff of more than 4,000 skilled technicians and 750 support personnel based in over 85 operating locations in 22 states, the Company provides technical support services at the customer’s subscribers’ homes and businesses across the United States and parts of Canada. This infrastructure allows the Company to provide consistent service and utilize the Company’s expertise and resources to deploy increasingly complex technologies over large networks in a cost efficient manner.

Seasonality

The Company needs working capital to support seasonal variations in its business. Subscriber growth, and thus the revenue earned by the Company, tends to be higher in the third and fourth quarters of

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

the year. The Company generally experiences seasonal working capital needs from approximately January through June.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP and include the Company’s accounts and the Company’s subsidiaries. All inter-company items and transactions have been eliminated in consolidation.

Revenue Recognition

The Company provides installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. Revenue from services is recognized when all of the following criteria are met: persuasive evidence of an agreement exists, service has been provided, the fee is fixed or determinable, and collection is reasonably assured. Fulfillment revenues are recognized when work orders are closed. A provision is recorded for estimated billing discrepancies or penalties due to unsatisfactory service. Revenue relating to certain equipment purchased from DIRECTV® Inc. (“DIRECTV”) for which the Company is directly reimbursed is recorded on a net basis in accordance with Emerging Issues Task Force Issue No. 99-19:, “Recording Revenue Gross as a Principal Versus Net as an Agent” (“EITF99-19”)

Revenue for services provided to our cable customers is contracted via work orders; revenue is recorded as services are completed and work orders are closed. A provision is recorded for estimated billing discrepancies.

The services provided to our network services and digital interiors customers are for the installation of communication systems. Revenues earned by these businesses are recognized upon the completion of contractual obligations. Contracts may extend over several months but often include discernible projects that have stated completion milestones and contractual amounts that are billed as these services are completed.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from uncollectible amounts. Management specifically analyzes accounts receivable balances, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents for all periods presented.

Inventory

Inventory of materials, components and direct broadcast satellite equipment is stated at the lower of cost or market, determined on a first-in, first-out basis. Market is determined as replacement cost for materials and components and net realizable value for direct broadcast satellite equipment.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Repairs and maintenance expenditures are charged to operating expense as incurred. Depreciation is calculated on a straight-line basis over the expected useful lives of the property, plant and equipment as follows:

Vehicles	5 years, effective January 1, 2007; 4 years prior thereto
Tools	2 years
Equipment	5 years
Computer equipment and software	3 years
Office furniture and equipment	5 -7 years
Leasehold improvements	Shorter of economic life or term of the lease

Software developed for internal use is capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and is amortized over its estimated useful life of three years.

Deferred Financing Costs

Deferred charges relating to financing costs and credit facility arrangement fees associated with the issuance of long-term debt are included in other assets and are amortized to interest expense over the period to maturity of the related debt.

Insurance Premium Deposits

The Company maintains a self-insurance program for property and casualty coverage, including workers compensation, automobile and general liability coverage. The program is administered by a U.S. based insurance company. As part of the self insurance program, The Company is required to pay up to $500,000 for each individual workers compensation claim and up to $350,000 for each auto liability claim. For the most recent plan year, the amount payable by us was reduced to $100,000 for each individual workers compensation claim in the state of California. The aggregate limit is $29,295,000 for all workers compensation and automobile liability claims. The Company is required to pay up to $500,000 for each general liability claim for the period ended April 30, 2008. Any amounts exceeding the maximum amounts are covered by the Company’s umbrella insurance policy. As is common with these types of insurance programs, the Company is required to make periodic estimates of its ultimate actuarially determined liability, based on experience, claims filed and an estimate of claims incurred but not yet reported. These estimates take into account policy loss limits and future anticipated payouts on an individual claims basis. The Company makes periodic premium payments to the program administrator to cover claim payments as well as fixed costs associated with the administration of the plan. Such periodic payments can fluctuate based on the loss experience and actuarial estimates.

The Company has restricted cash of $10,169,108 on deposit at December 31, 2007, and $14,503,000 at December 31, 2006, primarily related to the Company’s insurance plan (Note 5). The sufficiency of the restricted cash amount is determined by the insurance carrier and is based upon several factors which include the Company’s credit history, work force characteristics and historical claim results.

The Company calculates the annual insurance cost using actuarial estimates provided by third-party service providers at the beginning of the plan year. For the current plan year and the plan years prior to May 1, 2004, the Company was required to pre-pay the full estimated costs of insurance for the plan year. The accounting for these periods was to record a prepaid asset for the payments made in advance of the plan year. The prepaid asset is then amortized on a pro-rata basis each month during which the coverage

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

is provided. For the plan years beginning on May 1, 2004 and May 1, 2005, the Company entered into an alternative agreement with the Company’s insurance carrier which required the Company to pay the fixed costs associated with the insurance plan upfront, and pay the actual claim amounts as they were settled.

Goodwill

Goodwill represents the excess of the purchase price paid in a business acquisition over the fair values of the identifiable assets acquired and liabilities assumed. The Company tests for goodwill impairment by reporting units on an annual basis and at any other time if events occur or circumstances change that suggest that goodwill could be impaired.

The Company uses the two-step impairment process. The fair value of a reporting unit is compared with its carrying amount, including goodwill, in order to identify a potential impairment. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step is unnecessary.

If step one of the test is not met, an impairment loss is recorded for the carrying amount of the goodwill exceeding the implied value of that goodwill. Measurement of the fair value of a reporting unit is based on a fair value measure using the sum of the discounted estimated future cash flows (Note 9).

Intangible Assets

Intangible assets primarily represent the value of customer contracts acquired. All intangible assets are charged to operations on a straight-line basis over their estimated useful life of 10 years (Note 9).

Impairment or Disposal of Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability is assessed based on the carrying amount of the asset and their net recoverable value, which is generally determined based on undiscounted cash flows expected to result from the use and the eventual disposal of the asset if the carrying amount of the net exceed its net recoverable value. An impairment loss is recognized to write the asset down to its fair value.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities measured using income tax rates and laws that are expected to be in effect when the differences are expected to reverse. Income tax expense for the period is the tax payable for the period and any change during the period in deferred tax assets and liabilities. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant assumptions made by management in the preparation of the Company’s consolidated financial statements include provisions for credit adjustments and doubtful accounts to reflect credit exposures and unrecoverable amounts, valuation allowances and impairment assessments for various assets including customer contracts and goodwill, property, plant and equipment, deferred income taxes, accruals related to liabilities arising from legal claims, periodic estimates of ultimate liabilities related to losses associated with workers compensation and employment liability, business automotive liability and general liability insurance claims. Actual

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

results could differ as a result of revisions to estimates and assumptions which may have a material impact on financial results of future periods.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. The financial statements of the foreign subsidiaries are measured using the Canadian dollar as the functional currency. Included in the Company’s consolidated financial statements are the results of the Canadian operations. Consequently, monetary assets and liabilities of the wholly-owned subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates with non-monetary assets and liabilities being translated into U.S. dollars at historical exchange rates. Revenue and expense items were translated at average exchange rates prevailing during the period. The resulting gains or losses were reflected in net loss for the period. Gains and losses resulting from translation are recorded in accumulated other comprehensive income (loss).

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted loss per share assumes the basic weighted average number of common shares outstanding during the period is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of warrants and stock options is determined using the treasury stock method. For the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, diluted loss per share is equivalent to basic loss per share as the outstanding options and warrants are anti-dilutive. The share counts discussed above include the exchangeable shares outstanding after the consummation of the Arrangement.

Leases

Leases have been classified as either capital or operating leases. Leases which transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as if there were an acquisition of an asset and incurrence of an obligation at the inception of the lease and are accounted for as capital leases. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

Stock-Based Compensation

In 2003, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires that compensation for all awards made to non-employees and certain awards made to employees, including stock appreciation rights, direct awards of stock and awards that call for settlements in cash or other assets, be measured and recorded in the financial statements at fair value over the vesting period.

Fair Value of Derivative Financial Instruments

Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, an embedded derivative included in a debt agreement for which the economic characteristics and risks are not clearly and closely related to the economic characteristics of the debt host contract must be measured at fair value and presented as a liability. Changes in fair value of the embedded derivative are recorded in the consolidated statements of operations at each reporting date. Embedded derivatives that meet the criteria for bifurcation from the convertible debt and that are therefore presented as liabilities and measured at fair value consist of the holder conversion option and certain contingent accelerated payment

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

conditions. These embedded derivatives are collectively fair valued as a single compound embedded derivative.

Under GAAP, the warrants issued with the convertible debenture are presented as a liability because they do not meet the criteria of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) for equity classification. Subsequent changes in fair value are recorded in the consolidated statements of operations.

Change in Accounting Estimate

In the first quarter of 2007, the Company changed the depreciation period on its leased vehicles from 48 months to 60 months, resulting in a decrease of approximately $2.0 million in depreciation expense and an increase of $0.10 in earnings per share for the year ended December 31, 2007. This change in accounting estimate was adopted to better reflect the useful life of the asset and was applied prospectively from January 1, 2007.

3.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This Statement:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

•	Amends SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year that commences on January 1, 2007. The application of this pronouncement had no material impact on the financial position or results of the Company’s operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and were adopted by us effective January 1, 2007. The impact of adoption of FIN 48 is disclosed in Note 19.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 159, but have not yet determined whether the Company will electively adopt it.

December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable GAAP in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements. (SFAS No. 160)” This Statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160, to its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161)”, an amendment of FASB Statement No. 133. This statement applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instrument pursuant to paragraphs 37 and 42 of Statement 133 and related hedge items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 131 and its related interpretations, and (c) how derivative instruments and

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

related hedge items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

4.	FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are based on the relevant market prices and information available. These fair value estimates are not indicative of the amounts that the Company might receive or incur in actual market transactions. The carrying values of cash and cash equivalents, accounts receivable, insurance premium deposits, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of these financial instruments. The carrying values of long-term debt and capital lease obligations approximate their fair values as these financial instruments bear market rates of interest, and as such are subject to risk relating to interest rate fluctuations.

Credit exposure on financial instruments arises from the possibility that a counterparty to an instrument fails to perform. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowances are maintained for potential credit losses. The Company is economically dependent on one customer and the temporary or permanent loss of this customer would have a material adverse effect on the Company’s results of operations and financial condition (Note 26).

The Company’s financial instruments include loans bearing an interest rate based on the prime rate plus 3% to prime plus 5% subject to a minimum interest rate of 10% to 12%, and are therefore subject to risk relating to interest rate fluctuations.

5.	RESTRICTED CASH

As at December 31, 2007 and December 31, 2006, the Company had restricted cash, in the form of term deposits of approximately $10.2 million and $14.5 million, respectively. These term deposits are used to collateralize obligations associated with its insurance program and for contractor licensing surety bonds in several states. Interest earned of 3% to 5% on these funds is received monthly and is not subject to restriction.

During 2007, as a result of a reduction in the Company’s insurance obligations, the Company negotiated a reduction in the Company’s required letter of credit (“LOC”). The LOC requirement, which is collateralized with the Company’s restricted cash, was reduced by $6.3 million. This reduction in the Company’s restricted cash balance was offset by a $2.0 million increase in restricted cash as collateral for bonds on projects currently in progress by the Company’s network services operation.

On March 19, 2008, as a result of the reduction in the Company’s insurance obligations, the Company negotiated a reduction in the Company’s LOC requirement by approximately $2.0 million (Note 28).

6.	INVENTORY

Inventory consists of the following:

	December 31,	December 31,
	2007	2006

Direct broadcast satellite equipment	$15,704,295	$12,633,189
Materials and components	4,475,872	3,182,959

	$20,180,167	$15,816,148

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

Direct broadcast satellite equipment represents equipment purchased from DIRECTV to service DIRECTV’s customers. Certain items of this inventory are directly reimbursed to us on installation for an amount equal to the initial purchase price. Therefore, no revenue or cost of sales is recorded with respect to this inventory with the exception of a charge to direct expenses for loss due to theft or damage.

7.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2007	2006

Insurance premium deposits	$6,871,402	$6,855,207
Prepaid expenses	1,578,959	841,288
Miscellaneous receivables	928,158	213,760

	$9,378,519	$7,910,255

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2007	2006

Cost
Vehicles	$48,839,563	$49,307,080
Tools and equipment	4,788,606	4,629,918
Computer equipment and software	4,932,910	4,115,997
Office furniture and equipment	1,237,693	1,537,515
Leasehold improvements	757,698	602,592

	$60,556,470	$60,193,102

	December 31,	December 31,
	2007	2006

Accumulated Depreciation
Vehicles	$(18,569,648)	$(18,533,260)
Tools and equipment	(2,873,335)	(2,754,619)
Computer equipment and software	(3,311,344)	(2,738,050)
Office furniture and equipment	(499,926)	(960,480)
Leasehold improvements	(395,467)	(323,803)

	$(25,649,720)	$(25,310,212)

Net book value	$34,906,750	$34,882,890

Depreciation expense charged to continuing operations for fiscal years 2007, 2006 and 2005, was $12,061,858, $13,398,987 and $6,147,874, respectively. Property, plant and equipment include assets under capital leases of $30,547,016 net of accumulated depreciation of $17,141,690 as of December 31, 2007 and $30,805,454 net of accumulated depreciation of $15,761,508 as of December 31, 2006. The fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, included depreciation of $72,675, $232,289 and $11,159, respectively, in loss from discontinued operations.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	GOODWILL AND CUSTOMER CONTRACTS

The carrying amount of goodwill and customer contracts is as follows:

	December 31,	December 31,
	2007	2006

Goodwill	$11,034,723	$11,034,723

	December 31,	December 31,
	2007	2006

Customer Contracts:	$36,498,372	$36,498,372
Accumulated amortization	(15,107,115)	(11,425,616)

Net	$21,391,257	$25,072,756

Amortization expense charged to continuing operations for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, was $3,681,499, $3,712,673 and $4,093,985, respectively. The fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, included amortization of zero, $2,177, and $3,451 respectively, in loss from discontinued operations.

Estimated future amortization expense is as follows:

2008	3,681,503
2009	3,681,503
2010	3,681,503
2011	3,681,503
Thereafter	6,665,245

Total	$21,391,257

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Goodwill impairment is evaluated on an annual basis (or sooner if indicators of impairment are identified) using the two-step impairment process. As a result of the shutdown of certain operating branch locations, the Company wrote off the remaining goodwill and customer contracts associated with those branches. In 2007, the Company did not record any impairment charges for intangibles. For the year ended December 31, 2006, the Company recorded a goodwill impairment charge of $313,202 and a customer contract impairment charge of $177,201 in loss from discontinued operations. In 2005, the Company recorded a goodwill impairment charge of $196,886 and a customer contract impairment charge of $716,785, of which $305,575 was included in loss from discontinued operations in 2005.

The customer contracts represent the agreement between the Company and the Company’s customers to provide installation, upgrade and repair services to the customers’ subscribers. The contracts typically include exclusivity agreements. The exclusivity agreements limit the Company’s ability to sign contracts with the Company’s customers’ competitors if the competitor sells the same services in the same markets as the Company’s current customers. These contracts were recognized apart from goodwill as the assets resulted from contractual or other legal rights and are capable of being separated or divided from the acquired enterprise. The acquired companies had existing contracts with their customers at the time of the acquisition. These contracts required us to provide installation and other services over a period of time in a specific geographic area on an exclusive basis for the Company’s customers. As such, a value was assigned to the future benefits to be realized from this exclusive contractual agreement with the Company’s customers.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2007	2006

Deferred financing costs (net of accumulated amortization of $3,518,681 and $1,590,620, respectively)	$1,635,101	$3,661,599
Security deposits	701,677	666,002
Other assets	142,061	57,149

	$2,478,839	$4,384,750

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2007	2006

Equipment purchase liability	$54,104,176	$44,497,745
Accrued insurance	5,088,317	9,556,789
Trade accounts payable	6,392,663	8,461,228
Accrued payroll and employee benefits	5,060,507	7,238,919
Accrued costs for legal settlements (Note 25)	1,484,152	1,671,000
Taxes payable	1,232,045	584,659
Restructuring reserve (Note 19)	46,875	6,825
Other accrued expenses	5,706,916	6,669,080

	$79,115,651	$78,686,245

The accounts payable and accrued liabilities amount includes $54.1 million and $44.5 million as of December 31, 2007 and December 31, 2006, respectively, payable to DIRECTV, a major supplier of the equipment used by us in the Company’s installation business. The amount due from DIRECTV once this equipment is installed is included in accounts receivable and was $21.8 million and $17.9 million at December 31, 2007 and 2006, respectively.

The Company is currently party to a class action lawsuit filed in federal court in Seattle, Washington brought by current and former employees. The claims relate to alleged violations of Washington wage and hour laws. The class period dates back to April 2002. As a result of this class action, the Company established a reserve for estimated costs of $2.5 million at December 31, 2005 (Note 24). As of December 31, 2007, $1.5 million remained in this reserve.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	LONG-TERM DEBT AND COMMON STOCK PURCHASE WARRANTS

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
		(Restated)

Revolving credit facility and over advance facility of up to $37,000,000 bearing interest at prime plus 3% to 5%, subject to a minimum interest rate of 10% to 11% with interest payable monthly. The revolving credit facility is subject to the Company’s eligible trade receivables and inventory as per the debt agreement and collateralized by the Company’s real and personal property. For the period of August 1, 2006 to July 31, 2007, The Company was able to draw in excess of the eligible trade receivables and inventory an over advance of up to $9,000,000 but not to exceed an aggregate amount of $37,000,000. At December 31, 2007, the interest rate of the revolving credit facility was 10.75% with an effective interest rate of 14.3%. At December 31, 2006, the interest rate for the revolving credit facility was 11.25% and the interest rate for the over advance facility was 13.25%, with an effective interest rate of 12.21%. Repayment is due on or before July 31, 2009. The credit facility may be borrowed, repaid, and reborrowed in accordance with the terms of the Security and Purchase Agreement. As of December 31, 2007 and December 31, 2006, the Revolving credit facility has $1,228,583 and $2,004,529 of unamortized discount attributed to warrants issued to the Company’s lender
	$20,433,263	$19,758,475
Term note, bearing interest at prime plus 5%, subject to a minimum interest rate of 12% and interest is payable monthly. At December 31, 2007, the interest rate was 12.75% with an effective interest rate of 20.4%. At December 31, 2006, the interest rate was 13.25% with an effective interest rate of 17.5%. Repayments of the term note commenced on February 1, 2007 for $666,667 per month, with the final payment due on July 31, 2009. As of December 31, 2007 and December 31, 2006, the Term Note has $330,625 and $991,758 of unamortized discount attributed to warrants issued to the Company’s lender	7,336,038	19,008,242

Total debt	27,769,301	38,766,717
Less: current portion	(27,769,301)	(26,502,096)

Total long-term debt	$—	$12,264,621

Pursuant to the original terms of the debt agreement with Laurus, “180 Connect (NV)” a wholly-owned subsidiary of the Company, had available a maximum amount of $57 million of debt comprising a term facility of $20 million and a combined revolving credit facility and over-advance facility of up to $37 million. The revolving credit facility is subject to the Company’s eligible trade receivables as per the debt agreement. For the period of August 1, 2006 to July 31, 2007, 180 Connect (NV) was able to draw in excess of the eligible trade receivables and inventory an over-advance amount up to $9 million but not to exceed an aggregate amount of $37 million. After July 31, 2007, the over advance became part of the revolving facility; this was further extended to August 24, 2007, as disclosed below. The interest rates on the new debt range from prime plus 3% to prime plus 5%, subject to a minimum interest rate of 10% to 12%, and are therefore subject to risk relating to interest rate fluctuations. Monthly term loan repayments

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

commenced February 1, 2007, for $666,667. As of December 31, 2007, 180 Connect (NV) had availability of $6.8 million under the revolving credit facility (the “Revolver”).

The debt agreement states that there are no financial covenants of 180 Connect (NV) with respect to such facilities but includes other covenants and events of default typical for credit facilities of this nature. This facility is collateralized by a security interest in all of the assets of 180 Connect (NV). 180 Connect (NV) obtained a waiver from Laurus, with regards to the Arrangement; as such the transaction constituted a merger and change of control as defined in the debt agreement.

In August 2006, in connection with the debt agreement, 180 Connect (Canada) issued a warrant to Laurus to purchase up to 1,200,000 shares of common stock for nominal consideration of Canadian $0.01 per share, having a term of seven years. Laurus agreed not to sell any common shares of 180 Connect (Canada) issuable upon exercise of the warrants for a period of 12 months following the date of issuance of the warrants. Thereafter, Laurus may, at its option and assuming exercise of the warrants, sell up to 150,000 common shares of 180 Connect (Canada) per calendar quarter (on a cumulative basis) over each of the following eight quarters. On April 2, 2007, Laurus exercised its right under the warrants to purchase the 1,200,000 common shares.

The common stock purchase warrants were valued at $3,286,967, net of issuance costs of $299,165, using the Black-Scholes option pricing model using the following variables: volatility of 76.64%, expected life of seven years, a risk free interest rate of 4.5% and a dividend of zero. The fair value of the loan was measured using a three-year maturity and the present value of the cash payments of interest and principal due under the terms of the debt agreement discounted at a rate of 17.5% which approximates a similar non-convertible financial instrument with comparable terms and risk. Under Emerging Issues Task Force Issue EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB Opinion 14”) the fair value of warrants issued in connection with the stock purchase warrants would be recorded as a reduction to the proceeds from the issuance of long-term debt, with the offset to additional paid-in capital. At December 31, 2007, the Company had recorded $2,026,924 of accretion expense in the consolidated statements of operations. The Company paid $3,515,471 of issuance costs to complete the long-term debt financing; these costs are in other assets and are being amortized over the three-year period to maturity of the debt agreement with Laurus.

On July 2, 2007, 180 Connect (NV) entered into an amendment agreement with Laurus securing additional interim financing to fund working capital until August 24, 2007.

Pursuant to the terms of the amendment agreement, Laurus agreed to provide an additional $8.0 million to 180 Connect (NV) as an increase to the $37.0 million revolving loan, for a total revolving loan of $45.0 million. As part of this agreement, Laurus also agreed to extend the maturity of the existing $9.0 million over-advance on the revolving loan from July 31, 2007 until August 24, 2007.

In connection with the amendment to the Laurus facility, Messrs. Balter and Slasky, members of the Company’s Board of Directors, agreed to provide a limited recourse guaranty for a portion of the additional financing Laurus provided to 180 Connect (NV) by placing $7.0 million in a brokerage account, which was pledged to Laurus. The guaranty was not called upon and the funds were returned to Messrs. Balter and Slasky. 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky up to $150,000 for their fees and expenses in connection with the guaranty and pledge.

On July 2, 2007, in connection with the amendment agreement, 180 Connect (Canada) issued Laurus a warrant to purchase 600,000 shares of 180 Connect (Canada)’s common stock at an exercise price of $4.35 per share, the adjusted market price of 180 Connect (Canada)’s common stock at the time of issue (the “July Warrant”). The July Warrant was valued at $1,525,639, using the Black-Scholes option pricing

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

model using the following variables: volatility of 61%, expected life of five years, a risk free interest rate of 4.25% and a dividend of zero. Thereafter, on August 24, 2007, in connection with consummation of the Arrangement, Laurus received a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $4.01 per share (the “August Warrant”). The August Warrant was valued at $558,258 using the same pricing model and variables as the July Warrant described above. At September 30, 2007, The Company recorded an expense in interest and loan fees in the consolidated statements of operations for $2,083,897 an increase to paid in capital, respectively, as the bridge financing loans have expired.

During the third quarter of 2007, the Company entered into a settlement with Laurus with respect to a dispute over an alleged misrepresentation and event of default under the provisions of the Laurus debt agreements that Laurus alleged occurred as a result of the repayment of the convertible debentures after consummation of the Arrangement. Pursuant to the terms of the settlement, the Company agreed to reduce the exercise price of the warrants issued by Laurus. With respect to the July Warrant, the exercise price for the first 450,000 shares of the Company’s common stock exercised by Laurus was reduced from $4.35 to $0.01 per share, and the remaining 150,000 shares of common stock exercised by Laurus was reduced from $4.35 to $3.00 per share. In addition, the exercise price of the August Warrant was reduced from $4.01 to $3.00 per share. The common stock purchase warrants were re-valued immediately before and after the re-pricing, using the Black-Scholes option pricing model using the following variables: volatility of 61%, expected life of five years, a risk free interest rate of 4.25% and a dividend of zero. The re-pricing of the warrants increased the fair value of warrants by an additional $719,399 and is recorded as an expense in interest and loan fees in the consolidated statement of operations and increased paid-in capital.

Laurus also received a 2.5% management fee on the $8.0 million increase to the revolver or $200,000 and a $1.4 million commitment fee which was paid on August 27, 2007, and expensed in interest and loan fees in the consolidated statements of operations.

Upon consummation of the Arrangement, 180 Connect (NV) had no outstanding balance on the additional $8.0 million revolving loan or the existing $9.0 million over-advance facility. Additionally, 180 Connect (NV) paid down $5.0 million of principal on its term loan. For the year ended December 31, 2007, 180 Connect (NV) repaid a total of $12.3 million of term debt, $10.4 million of convertible debt and a portion of its revolving credit facility, which may be re-borrowed subject to the provisions of the debt agreement.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2006, the Company’s management determined that an error existed in previously issued consolidated financial statements. The Company determined that the long-term debt for the Revolver credit facility should be classified as current in accordance with FASB Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). As a result, the accompanying fiscal 2006 financial statements have been restated from amounts previously reported in Form 8-K filed on August 30, 2007. The restatement had no impact on the previously report consolidated statements of operations, shareholders’ equity or cash flows. A summary of the effects of the restatement is as follows:

	Previously Reported	As restated
	December 31, 2006	December 31, 2006

Current portion of long-term debt	$5,967,674	$26,502,096
Long-term debt	32,799,043	12,264,621

The Revolver requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified as a current liability on the balance sheet in accordance with EITF 95-22. The

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

acceleration clause could allow the Company’s lender to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties. The Company believes that no such material adverse change has occurred; further, as of March 27, 2008, the Company’s lender had not informed the Company that any such event had occurred.

13.	CONVERTIBLE DEBENTURES

On March 22, 2006, 180 Connect (Canada) completed a private placement with a group of qualified, accredited institutional investors of $10,686,101 of convertible debentures and warrants (Note 14). During the second quarter of 2007, one of the convertible debenture holders exercised its option to convert in total $2,024,785 of principal under the convertible debentures into 510,000 common shares (Note 16).

As of December 31, 2006 the convertible debentures were bifurcated between convertible debt and fair value of derivative financial instruments for $6,276,584 and $4,065,729, respectively. The unamortized discount as of December 31, 2006 was $4,409,517.

The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the convertible debenture holders exercised their right to redeem the convertible debentures in full. The Company paid the holders of the convertible debentures $10,393,577, which included outstanding principal and a 20% redemption premium, excluding accrued but unpaid interest.

14.	WARRANTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The warrants issued in connection with the 180 Connect (Canada)’s March 22, 2006, private placement (the “PIPE Warrants”) are presented as a liability because they do not meet the criteria of EITF 00-19 for equity classification. Subsequent changes in fair value are recorded in the consolidated statements of operations. The PIPE Warrants, which have a four-year term, are exercisable into 942,060 of the Company’s common shares at an exercise price of $4.3311 per share.

The Company determined the fair value of the PIPE Warrants at December 31, 2007, using a Black-Scholes pricing model. The following assumptions were used for the Black-Scholes pricing model: an expected life of 2.25 years, volatility of 61% and a risk-free rate of 4.25%.

Each of the publicly traded warrants issued in connection with the initial public offering of AVP, (the “Public Warrants”) and the unit purchase option issued to the underwriters in connection with such initial public offering, were initially classified as a derivative liability, as required under EITF No. 00-19, because in the absence of explicit provisions to the contrary in the warrant and purchase option agreement, the Company must assume that the Company could be required to settle the warrants and the unit purchase option on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. During the fourth quarter of 2007, the Company entered into a Warrant Clarification Agreement which amended the warrant agreement governing the public warrants to clarify that no obligation exists for cash settlement of the public warrants; a similar amendment was entered into with respect to the unit purchase option allowing the public warrants to be classified as equity.

As of December 31, 2007, the public warrants are recorded as a credit to paid-in-capital for $7,516,810, which represents their fair market value at the date when the clarification agreement was amended (the “Amendment Date”). As of the Amendment Date, the closing sale price for the warrants was $0.40, resulting in a total warrant liability of $7,200,000.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company determined the fair value of the unit purchase options to be $316,810 at the Amendment Date using a Black-Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 2.9 years, volatility of 62% and a risk-free rate of 4.02%. For the embedded warrants, the Company based the valuation on the closing sale price for the public warrants as of the amendment date adjusted by the percentage difference between the valuations obtained using a Black-Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants.

In connection with the Arrangement, two unrelated third parties agreed with 180 Connect (Canada) to purchase 400,000 and 100,000 shares, respectively, of common stock of AVP and to vote these shares in favor of the Arrangement at the August 24, 2007, AVP shareholders meeting. 180 Connect (Canada) agreed to a make whole formula with these individuals to be settled within 30 days of consummation of the Arrangement. One of the individuals also received an option to acquire 16,000 AVP shares for $0.01 per share from Messrs. Balter and Slasky.

At the maturity date of this agreement, which was the 30th day following consummation of the Arrangement, 180 Connect (Canada)’s make whole liability was $2.8 million, and 180 Connect (Canada) agreed with each of such parties, in lieu of satisfaction of the make whole agreement, to repurchase the shares and the option held by such parties for $3.0 million. The transaction resulted in a loss of $2.8 million on the settlement of derivative liabilities and $0.2 million has been recorded as a stock repurchase. As of December 31, 2007, the option remains outstanding.

On August 20, 2007, 180 Connect (Canada) offered to pay Magnetar $800,000 in connection with Magnetar’s support of 180 Connect (Canada)’s proposed Arrangement and, as a shareholder of AVP, for Magnetar to agree to vote the shares it held in AVP in favor of the Arrangement at the August 24, 2007, AVP shareholders meeting. On August 23, 2007, Messrs. Balter and Slasky agreed to issue to Magnetar an option to acquire 160,000 shares of AVP for $0.01 per share in satisfaction of 180 Connect (Canada)’s agreement with Magnetar and 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky for such issuance, but such option was never issued. On November 9, 2007, the Company issued Magnetar a warrant exercisable for 356,952 shares of common stock at an exercise price of $0.01 per share in full satisfaction of amounts owing by us to Magnetar. Such warrant was valued at $800,000 on November 9, 2007. In connection with such issuance, the Company withheld 90,559 of the shares underlying the warrant in order to satisfy U.S. tax withholding requirements and remitted $202,961 to the Internal Revenue Service on behalf of Magnetar. Accordingly, the warrant will only be exercisable for 266,393 shares. At December 31, 2007, the warrant was recorded as an expense of $800,000 to interest and loan costs.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

The following tables show the changes in the fair values of derivative instruments recorded in the consolidated financial statements for the year ended December 31, 2007 and December 31, 2006, respectively.

			Embedded
			Derivatives of
	PIPE	Public	Convertible	Stock
	Warrants	Warrants	Debt	Repurchase	Total

Fair value at March 22, 2006	$1,076,693	$—	$4,352,972	$—	$5,429,665
Changes in fair value	(41,486)	—	(1,322,450)	—	(1,363,936)

Fair value at December 31, 2006	$1,035,207	$—	$3,030,522	$—	$4,065,729

Fair value, August 24, 2007	$—	$6,936,225	$—	$—	$6,936,225
Changes in fair value	(913,039)	580,585	2,586,826	2,766,573	5,020,945
Settlement of derivative liability	—	—	—	(2,766,573)	(2,766,573)
Settled on conversion of debentures	—	—	(1,113,646)	—	(1,113,646)
Settled on redemption of debentures	—	—	(4,503,702)	—	(4,503,702)
Reclassification to paid-in-capital	—	(7,516,810)	—	—	(7,516,810)

Fair value, December 31, 2007	$122,168	$—	$—	$—	$122,168

15.	LEASE COMMITMENTS

(a)	Operating Leases

The Company lease offices, warehouse facilities and equipment under various non-cancelable operating lease agreements which expire on various dates through 2012.

Future minimum annual lease payments under such lease agreements that have initial or remaining terms in excess of one year at December 31, 2007 are as follows:

2008	$4,059,293
2009	2,732,333
2010	1,970,912
2011	1,039,843
2012	277,900

$10,080,281

Operating lease expenses for the fiscal years ended December 31, 2007, December 31, 2006, and December 31, 2005, were $3,944,780, $3,978,584 and $4,039,214, respectively.

The Company has a contingent exposure on certain property leases related to repairs and/or maintenance costs that the landlord, at its discretion, may incur and charge to it.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

(b)	Capital Leases

At December 31, 2007, the future minimum annual payments under capital lease obligations are as follows:

2008	$12,827,906
2009	10,888,637
2010	5,884,035
2011	1,284,532
2012	276,411

Future minimum lease payments	31,161,521
Less: amount representing interest	2,287,112

Present value of minimum lease payments	28,874,409
Less: current portion	11,628,142

$17,246,267

As of December 31, 2007, the Company has 2,977 vehicles which relate to $28.6 million of remaining principal related to capital lease obligations. The interest rates for the remaining lease obligations are fixed interest rates range from 4.5% to 5.8%.

At December 31, 2006, the future minimum annual payments under capital lease obligations are as follows:

2007	$14,214,126
2008	11,332,805
2009	4,393,730
2010	121,597

Future minimum lease payments	30,062,258
Less: amount representing interest	1,816,042

Present value of minimum lease payments	28,246,216
Less: current portion	13,033,104

$15,213,112

As of December 31, 2006, 180 Connect (Canada) acquired 2,589 vehicles which relate to $28.0 million of remaining principal related to capital lease obligations. The interest rates for the remaining lease obligations are both fixed and variable. The fixed interest rates range from 5.2% through 6.2% and the variable interest rates are determined quarterly using the Merrill Lynch AA published trading Corporate Bond index plus 0.25%.

16.	STOCK-BASED COMPENSATION AND CHANGES IN SHAREHOLDER’S EQUITY

During 2007, the Company established the Long-Term Share Compensation Plan (“LTIP”) for the benefit of executive officers and key employees. The LTIP was approved by the shareholders in conjunction with the consummation of the Arrangement. The Company’s outside directors and consultants are not entitled to participate in the LTIP. The LTIP was designed to: (i) strengthen the ability to attract and retain qualified officers and employees, which the Company and the Company’s affiliates require; (ii) encourage the acquisition of a proprietary interest in us by such officers and employees, thereby aligning their interests with the interests of the Company’s shareholders; and (iii) focus the Company’s

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

management and the Company’s affiliates on operating and financial performance and total long-term shareholder return by providing an increased incentive to contribute to the Company’s growth and profitability. Pursuant to the LTIP, the Board of Directors may grant options to purchase common shares, share appreciation rights and restricted stock units up to 2,000,000 shares, of which 1,980,000 were granted during the year ended December 31, 2007.

In addition to the LTIP, during the fourth quarter of 2006, 180 Connect (Canada)’s Board of Directors granted 167,999 share appreciation rights to several of the Company’s officers and senior management. The share appreciation rights have an exercise price of $2.50, expire December 6, 2011 and are settleable in the Company’s common shares. The fair value of the share appreciation rights is measured at the date of approval and compensation expense is recorded over the vesting period. The share appreciation rights were measured at August 24, 2007 (the date of approval) and vest over a four-year term ending December 6, 2010. 180 Connect (Canada) had previously issued stock options or other stock-based compensation which was assumed by us pursuant to the terms of the Arrangement.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options, restricted stock units, and share appreciation rights and used the ratable method to amortize compensation expense over the vesting period of the grant. Pursuant to the LTIP, certain senior executives were granted accelerated stock options and restricted stock units on September 5, 2007 that vest over a three-year term. The remaining stock options and restricted stock units granted on September 5, 2007 vest over a four-year term.

Total non-cash stock compensation expense recorded as operating expense for the year ended December 31, 2007, December 31, 2006, and December 31, 2005 was $860,035, $91,214 and $1,387,133, respectively. For the year ended December 31, 2007, 46,467 options were exercised for $77,511.

The fair value of each stock option, restricted stock unit, and share appreciation right granted was estimated using the following assumptions for the year ended December 31, 2007:

			3 Year	4 Year	Share
	3 Year	4 Year	Restricted	Restricted	Appreciation
	Stock Options	Stock Options	Stock Units	Stock Units	Rights

Number granted	499,750	664,500	445,250	370,500	167,999
Stock price on day of grant	$3.25	$3.25	$3.25	$3.25	$4.01
Exercise price	$3.25	$3.25	—	—	$2.50
Expected life in years	4.5	4.75	3	3.25	3.75
Vesting period in years	3	4	3	4	4
Interest free rate	4.25%	4.25%	4.25%	4.25%	4.44%
Volatility	61.0%	61.0%	61.0%	61.0%	60.5%
Forfeiture rate	18.0%	18.0%	18.0%	18.0%	18.0%
Dividend	Zero	Zero	Zero	Zero	Zero

In connection with the 2003 acquisition of the remaining 7% interest in Cable Play Inc., 180 Connect (Canada) exchanged 2,726,592 of its options for 3,181,922 options of those previously granted by Cable Play Inc. The Company applied FASB interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation.” The fair value of the unvested options granted at the date of acquisition of $4,126,541 was recognized as compensation cost over the remaining vesting periods and the Company recorded compensation expense of zero, $91,214 and $1,321,681, respectively for the year ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The fair value of the options granted under the plan were determined using the Black-Scholes pricing model. The risk-free rate

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

interest rate was 4.21% to 5.45% with an expected life of 3 to 10 years. The expected volatility was 99% and a dividend yield of zero.

As at December 31, 2007, the Company had 2,376,650 total options, restricted stock units and share appreciation rights outstanding to employees and directors (as of December 31, 2006 the Company had 349,946 stock options outstanding) to purchase an equal amount of common shares. The options have a life of up to 10 years from the date of grant. Vesting terms and conditions are determined by the Board of Directors at the time of grant and vesting terms range from three to five years.

The following table summarizes the Company’s stock option, restricted stock units and share appreciation rights activity:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	349,946	$2.92	856,000	$2.18	1,292,609	$1.98
Granted	2,147,999	$1.96	—	—	—	—
Exercised	(46,467)	$1.67	(155,828)	$1.67	(408,847)	$1.78
Cancelled	(74,828)	$1.67	(350,226)	$1.67	(27,762)	$1.67

Outstanding, end of period	2,376,650	$2.10	349,946	$2.92	856,000	$2.18

Options exercisable, end of period	268,651	$3.29	349,946	$2.92	856,000	$2.18

The following table summarizes information about stock options, restricted stock units and share appreciation rights outstanding as at December 31, 2007:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average
Security	Of Shares	(Years)	Exercise Price

Restricted stock units under LTIP	801,750	3.67	—
Stock options granted during Cable Play Acquisition	268,651	2.86	$3.29
Share appreciation rights	167,999	3.92	$2.50
Stock options granted under LTIP	1,138,250	6.67	$3.25

On April 2, 2007, Laurus exercised its right under the warrant held by it to purchase 1,200,000 shares of 180 Connect (Canada)’s common stock for $17,260, During the second quarter of 2007, one of the holders of the convertible debentures and PIPE Warrants exercised its option to convert in total $2,024,785 of principal under the 9.33% convertible debentures into 510,000 common shares. This decreased convertible debt and embedded derivative liabilities and increased paid-in capital by $2,452,205. In addition, $158,975 of the associated issuance costs were reclassified from other assets to paid-in capital.

On August 24, 2007, the Arrangement was consummated. The Arrangement is accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with GAAP.. As a result of the transaction, the Company received $37,933,165 in proceeds net of AVP’s transaction costs related to the Arrangement and incurred $6,976,440 in issuance costs attributed to equity. The acquisition of the net assets of AVP reduced paid-in capital by $7,099,514 primarily for the net

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

fair value of derivative financial instruments associated with the public warrants that existed before the Arrangement of which $7,516,810 was subsequently reclassified as paid-in capital (Note 14).

In 2007, the Company re-purchased 500,000 shares of common stock resulting in a charge to equity of $224,019 (Note 14), issued a total of 850,000 warrants to Laurus for $2,803,296 (Note 12) and 356,952 warrants to Magnetar for $800,000 (Note 13).

For the year ended December 31, 2007, the Company recorded a $250,007 reduction to equity as foreign currency translation adjustment related to one of the Company’s Canadian subsidiaries.

17.	RELATED-PARTY TRANSACTIONS

During the second quarter of 2006, 180 Connect (Canada) entered into a one-year agreement with a then member of its Board of Directors for professional services to be provided in connection with 180 Connect (Canada)’s long-term debt refinancing and strategic alternatives process. The agreement provided for maximum base compensation of $300,000. During 2006, in addition to base salary payments, the director earned and was paid $240,000 in connection with 180 Connect (Canada)’s debt refinancing and a $210,000 discretionary bonus, of which $60,000 was paid in 2006, $150,000 was paid in the first quarter of 2007; and $185,000 was paid in the third quarter of 2007.

18.	RESTRUCTURING COSTS

Restructuring costs and remaining reserve as at December 31, 2007, consist of the following:

	Reserve	Restructuring		Reserve
	December 31,	Costs Incurred in	Paid During	December 31,
	2006	2007	2007	2007

Rent	$—	$275,000	$228,125	$46,875
Moving expenses	500	—	500	—
Other	6,325	—	6,325	—

Total restructuring	$6,825	$275,000	$234,950	$46,875

In the first quarter of 2007, there was a $0.3 million charge for additional costs associated with completion of the 180 Connect (Canada)’s relocation of its back office operations and corporate offices to Denver related to a partial lease termination.

Restructuring costs and remaining reserve as of December 31, 2006, consist of the following:

	Reserve	Restructuring		Reserve
	December 31,	Costs Incurred in	Paid During	December 31,
	2005	2006	2006	2006

Severance	$549,987	$560,173	$1,110,160	$—
Moving expenses	—	185,261	184,761	500
Rent expense	27,450	—	27,450	—
Other	—	147,254	140,929	6,325

Total restructuring	$577,437	$892,688	$1,463,300	$6,825

In 2006, there was an additional charge of $0.9 million for employee severance and related costs associated with the 180 Connect (Canada)’s relocation of its back office operations and corporate offices to Denver.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

Restructuring costs and remaining reserve as of December 31, 2005 consist of the following:

	Reserve	Restructuring		Reserve
	December 31,	Costs Incurred in	Paid During	December 31,
	2004	2005	2005	2005

Severance	$—	$1,439,339	$889,352	$549,987
Moving expenses	—	136,341	136,341	—
Rent expense	—	32,805	5,355	27,450
Other	—	64,000	64,000	—

Total restructuring	$—	$1,672,485	$1,095,048	$577,437

In 2005, there was a charge of $1.7 million for employee severance and related costs associated with the 180 Connect (Canada)’s relocation of its back office operations and corporate offices to Denver. Employee severance as $1.4 million and employee moving and other expenses were $0.3 million.

19.	INCOME TAXES

The income tax expense (benefit) differs from the amount computed by applying various statutory tax rates to loss from continuing operations before income taxes due to the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Tax benefit on loss from continuing operations at the U.S. statutory rate of 35% for 2007, Canadian statutory rate for of 32.5% for 2006 and 33.75% for 2005	$(7,716,351)	$(3,348,630)	$(2,484,253)
State tax expense/(benefit)	298,493	—	—
Nondeductible items	121,996	518,086	523,246
Foreign rate differences	(1,148,240)	(1,080,076)	(688,308)
Nontaxable portion of gain from sale of investment or loss from discontinued operations	(2,039,073)	(216,877)	(1,100,588)
Deferred tax asset valuation allowance	11,441,917	2,624,226	1,748,176
FIN 48 liability	191,580	—	—
Other	(293,746)	—	—

Total Income tax expense/ (benefit)	$856,576	$(1,503,271)	$(2,001,727)

Allocation of income tax expense /(benefit):
Current income tax expense/ (benefit)	$664,997	$57,760	$(509,786)
Deferred income tax expense/ (benefit)	191,579	(1,561,031)	(1,491,941)

Income tax expense/ (benefit)	$856,576	$(1,503,271)	$(2,001,727)

As the Company’s ownership changed from Canadian to U.S. in August 2007, the statutory rate for the U.S. has been considered in calculating the tax expense/ (benefit) as above. The effective tax rate was 3.89% for the year ended December 31, 2007, (14.55%) for the year ended December 31, 2006 and (27.69%) for the year ended December 31, 2005.

The Company recorded a net $0.9 million income tax expense for the year ended December 31, 2007, which includes a current tax expense of $0.3 million for state tax liabilities, $0.4 million for federal taxes

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

payable by Mountain Center, Inc. and Wirecomm Systems, Inc. Canada and $0.2 million for FIN 48 liabilities. At this point in time a full valuation allowance has been recorded against the deferred tax assets in Canada and the U.S since these entities do not meet the more likely than not test to recognize a deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets
Loss carryforwards	$23,779,903	$19,616,110
Goodwill and customer contracts	10,762,763	6,703,610
Nondeductible reserves	3,776,315	6,737,751
Tax cost of venture investments in excess of carrying value	—	94,517
Undeducted share issuance costs	942,907	754,832
Derivative Financial Instruments	—	2,226,939
Other	35,097	—

Subtotal	$39,296,985	$36,133,760
Valuation allowance	(36,557,348)	(25,115,431)

Deferred tax assets	$2,739,637	$11,018,328

Deferred tax liabilities
Intangibles	$—	$6,819,573
Capital assets	2,217,343	2,558,358
Original issue discount interest	522,294	—
Convertible Debenture	—	1,640,397

Deferred tax liabilities	$2,739,637	$11,018,328

Due to uncertainty of the Company’s ability to realize the benefit of all of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance.

The Company has net operating losses for U.S. Federal income tax purposes of approximately $61,817,922, which will begin to expire in 2022. The Company’s ability to offset future taxable income with these net operating losses could be significantly impacted by the rules of Internal Revenue Code Section 382, which limits the amount of net operating losses available following a change in ownership. The Company has not completed a study regarding the impact of Section 382 on the Company. Additional limitations on the ability to use these losses to offset future taxable income could result from the Separate Return Loss Year rules of the Internal Revenue Code.

The Company has net operating losses for various state income tax purposes of approximately $42,682,094 which will begin to expire in the year 2013. The Company’s Canadian subsidiaries have net operating losses for Canadian tax purposes of approximately $8,735,565 which will begin to expire in Year 2009. All these net operating losses are subject to valuation allowance.

On January 1, 2007, the Company adopted the provisions of FIN 48. The initial application of FIN 48 to the Company’s tax positions had no material effect on the Company’s shareholders equity and therefore the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. As a result of

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

applying the provisions of FIN 48, the Company recognized an increase of $191,580 in the liability for unrecognized tax benefits, and corresponding charge to Income tax expense.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance as at January 1, 2007	$—
Increase related to current year tax positions	387,212
Decrease due to change in tax position	(195,632)

Gross balance as at December 31, 2007	$191,580

The entire amount of unrecognized tax benefit, if reversed, will reduce the effective tax rate. The Company recorded a liability for potential penalties and interest of $56,142 and $32,733 respectively for the year ended December 31, 2007. The Company does not expect unrecognized tax benefits to change significantly over the next twelve months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Years 2003 through 2007 generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, years 2003 through 2007 generally remain subject to examination by their respective tax authorities.

The domestic versus foreign component of the Company’ income or (loss) from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005, was as follows:

	2007	2006	2005

Domestic	$(22,781,005)	$(8,641,077)	$(12,891,701)
Foreign	734,288	(1,688,232)	5,661,923
Total	$(22,046,717)	$(10,329,309)	$(7,229,778)

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2007, because the Company intends to reinvest such earnings indefinitely outside of the United States.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

20.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Numerator:
Loss from continuing operations	$(22,903,293)	$(8,826,038)	$(5,228,051)
Loss from discontinued operations	(2,039,073)	(5,762,800)	(3,288,604)

Net loss for the period	$(24,942,366)	$(14,588,838)	$(8,516,655)

Denominator:
Denominator for basic income (loss) per share — weighted average number of shares	19,155,718	14,641,010	14,368,864
Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversion	19,155,718	14,641,010	14,368,864
Income (loss) per share data:
Basic and diluted from continuing operations	$(1.20)	$(0.60)	$(0.36)
Basic and diluted from discontinued operations	$(0.10)	$(0.40)	$(0.23)

Basic, net	$(1.30)	$(1.00)	$(0.59)

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is derived by using the weighted average number of common shares during the period plus the effect of dilutive stock options and warrants using the treasury stock method. For the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005 respectively, the diluted net loss per share is equivalent to basic net loss per share as the outstanding options, and warrants are anti-dilutive. The share counts discussed above include the exchangeable shares outstanding after consummation of the Arrangement.

The potential dilution of warrants, employee stock options, restricted stock units and share appreciation rights could result in an additional 23.8 million common shares outstanding. The table below shows

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

the number of shares that would be outstanding if all potential dilutive instruments were exercised or converted:

Number of Shares

Total outstanding shares as of December 31, 2007	25,520,152
Potentially Dilutive Securities
PIPE Warrants	942,060
Laurus Warrants	850,000
Magnetar Warrants	266,393
Employee stock options	1,406,901
Employee restricted stock units	801,750
Share appreciation rights	167,999
Public Warrants and Unit Options	19,350,000

Maximum Potential Diluted Shares Outstanding	49,305,255

21.	(GAIN) LOSS ON SALE OF INVESTMENTS AND ASSETS

(Gain) loss on sale of investments and assets consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Gain from investments	$—	$(1,320,193)	$(6,522,324)
(Gain) loss on disposal of assets	253,410	297,960	(374,967)
Refinancing of vehicles under capital lease	461,741	296,147	—

	$715,151	$(726,086)	$(6,897,291)

For the year ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company had a loss of $253,410, $297,960 and zero, respectively, on the disposal of leased vehicles.

For the fiscal year ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company had a net loss on refinancing of vehicle capital leases of $461,741, $296,147 and zero, respectively. The refinancing of vehicles under capital leases involved the sale of vehicles under the Company’s capital lease obligations to a new third-party leasing company. The loss on the refinancing of vehicles under capital lease is primarily attributable to the fair value of the asset being less than the undepreciated cost of the vehicles at the time of the transaction.

During the first quarter of 2006, the Company sold its remaining interest in Control F-1 Corporation (“Control F-1”). This resulted in net proceeds of $1,327,693. The investment had been previously written down to zero in 2004 due to prevailing market conditions. However, during the first quarter of 2006, an agreement was reached between us and Computer Associates International, Inc. and Computer Associates Canada Company for the Company’s holding in Control F-1. The Company recognized a pre-tax gain of $1,320,193 on the sale of the investment in the first quarter of 2006.

In 2005, the Company sold the Company’s remaining interest in Guest-Tek Interactive Entertainment Ltd. (“Guest-Tek”) for net cash proceeds of $9.0 million, of which the Company recognized a pre-tax gain on the sale of approximately $6.5 million. During the third quarter of 2005, the Company sold a building in California. In connection with the sale, the Company recognized a gain of $0.3 million.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

22.	OTHER EXPENSE

For the year ended December 31, 2007, the Company had $3.6 million in other expense, primarily attributed to bonuses earned by certain of the Company’s directors and employees as a result of the closing of the Arrangement.

23.	DISCONTINUED OPERATIONS

The Company discontinued operations at certain non-profitable branches during 2007, 2006 and 2005. The revenues and expenses for these locations have been reclassified as discontinued operations for all periods presented on the consolidated financial statements. The Company was able to determine the financial results of the discontinued branches as financial information is available for each branch. The operations and cash flows of the branches have been eliminated from the ongoing operations of the entity as a result of the dissolution of the business and the Company will not have any significant continuing involvement in the operations of the branches after the operations were discontinued.

The Company’s current assets for discontinued operations consisted of accounts receivable of zero, zero and $214,410 for the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. Accounts payable and accrued liabilities for discontinued operations was approximately zero, $1.0 million and zero for the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Consolidated statements of operations from discontinued operations is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Revenue from discontinued operations	$1,622,817	$5,509,336	$4,123,005

Impairment of goodwill and customer Contracts	$—	$490,403	$305,575

Loss from discontinued operations, net of income taxes of zero	$(2,039,073)	$(5,762,800)	$(3,288,604)

Diluted loss per share from discontinued operations	$(0.10)	$(0.40)	$(0.23)

Throughout all the reportable periods, the Company closed certain branch locations throughout the U.S. As a result of these closings, the Company recognized a loss from discontinued operations excluding any impairment charge of $2,039,073, $5,272,397 and $2,983,029 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The impairment charges reducing goodwill and customer contracts were zero, $490,403 and $305,575 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. Revenues applicable to the closed branches were $1,622,817, $5,509,336 and $4,123,005 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

24.	CONTINGENCIES

The Company and the Company’s subsidiaries, Ironwood and Mountain, are party to four class action lawsuits in federal court in Washington, California, and Oregon brought by current and former employees alleging violations of state wage and hour laws and a class action suit alleging violations of state paycheck laws in federal court in California. The Company established a reserve for estimated costs of $2.5 million for the Washington class action, of which $1.5 million was remaining as of December 31, 2007.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2007, The Company was named as a defendant in a purported class action lawsuit in federal court in Orlando, Florida. The claims relate to alleged violations of the federal Fair Labor Standards Act. The purported class action period relates back to September 2004 and seeks to certify a nationwide class of similarly situated employees.

In October 2007, the Company’s subsidiary, Ironwood, Inc., was named as a defendant in a purported class action lawsuit in state court in Los Angeles, California, brought by current and former employees. The claims relate to alleged violations of California wage and hour laws. The purported class action period allegedly relates back to October 2003, although the class period may be limited to after June 30, 2004, by virtue of settlement of previous wage and hour class action litigation in California.

In December 2006, thirteen technicians (the “Complainants”) employed at the Company’s Farmingdale, New York, location filed harassment, discrimination and retaliation charges against us with the Equal Employment Opportunity Commission (the “EEOC”) alleging that the Company violated Title VII of the Civil Rights Act of 1964. In September 2007, the EEOC issued a probable cause finding with respect to an alleged discriminatory incident, the occurrence of which the Company did not dispute. In the Company’s defense, the Company submitted evidence showing that the Company promptly hired a neutral third party to investigate the complained-of incident, that the incident was not racially motivated and that notwithstanding the investigator’s findings, the Company promptly discharged the employee responsible for the incident. Notwithstanding, the EEOC made a per se finding holding the Company responsible for the conduct of the employee responsible for committing the complained-of incident and concluded that the Company engaged in unlawful discriminatory practices. The EEOC determined that all other complaints of discrimination, harassment and retaliation, including any discriminatory employment practices, were unfounded and, thus, dismissed. Thereafter, in December 2007, after failure to reach a settlement, the Complainants filed a federal lawsuit against the Company in connection with their claims to the EEOC. The complaint purports to bring claims under Title VII, the Civil Rights Act of 1871, the 1991 Civil Rights Act, and the New York State Executive Law Section 290. In January 2008, the Company filed an answer to the complaint denying each of the Complainants allegations.

The Company intends to vigorously contest each of these claims. Other than with respect to the Washington class action, no reserves have been recorded for these cases as the Company is unable to estimate the amounts of probable and reasonably estimable losses.

In addition to the foregoing, the Company is subject to a number of individual employment-related lawsuits. No reserve has been recorded for these cases as the Company is unable to estimate the amount of probable and reasonably estimable losses. These lawsuits are not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

25.	COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts in the comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2007 consolidated financial statements, including amounts reclassified related to discontinued operations and the reclassification of the Revolver portion of long-term debt to current (Note 12).

26.	SEGMENT INFORMATION

We provide installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. As such the revenue derived from this business is part of an integrated service offering provided to the Company’s customers and thus is reported as one operating segment.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s operations are located in the United States and Canada. Revenue is attributed to geographical segments based on the location of the customers.

The following table sets out property, plant and equipment, goodwill and customer contracts from continuing operations by country as at December 31, 2007 and December 31, 2006, and revenue from continuing operations for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005.

Geographic information

	December 31,	December 31,
	2007	2006

Property plant and equipment, goodwill and customer contracts, net
Canada	$1,441,250	$1,468,494
United States	65,891,480	69,521,875

Total	$67,332,730	$70,990,369

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenue
Canada	$14,703,141	$9,161,281	$6,737,941
United States	365,064,738	322,013,960	271,902,576

Total	$379,767,879	$331,175,241	$278,640,517

For the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, one customer, DIRECTV, accounted for approximately 84%, 84% and 86% of consolidated revenues, respectively. This customer accounted for 78%, 76% and 89% of consolidated accounts receivable at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

The Company is economically dependent on DIRECTV and the loss of DIRECTV as a customer would have a material adverse effect on the Company’s results of operations and financial condition.

27.	SELECTED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth the Company’s selected unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2007 and December 31, 2006. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements. The amounts presented below have been reclassified to reflect the adjustments associated with

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

the Company’s discontinued operations and certain inventory adjustments. The operating results for any quarter should not be relied upon as any indication of results for any future period.

For the Year 2007

	QTR 1	QTR 2	QTR 3	QTR 4	2007

Revenue	$91,569,789	$86,811,664	$101,819,731	$99,566,695	$379,767,879
Direct expenses	82,942,171	78,420,072	89,111,547	90,634,984	341,108,774

Direct contribution margin(1)	8,627,618	8,391,592	12,708,184	8,931,711	38,659,105
General and administrative(2)	5,037,953	4,709,882	4,281,328	5,194,683	19,223,846
Foreign exchange loss (gain)	11,138	(51,820)	(72,760)	(10,887)	(124,329)
Restructuring costs	275,000	—	—	—	275,000
Depreciation	2,716,533	2,758,895	3,048,805	3,537,625	12,061,858
Amortization of customer contracts	920,376	920,370	920,376	920,377	3,681,499
Interest and loan fees	2,976,134	3,234,758	7,800,981	2,260,520	16,272,393
(Gain) loss on sale of investments and assets	71,778	427,442	(7,336)	223,267	715,151
(Gain) loss on change in fair value of derivative liabilities	2,786,391	1,903,270	887,062	(555,778)	5,020,945
Other (income) expense	—	—	4,379,459	(800,000)	3,579,459

Loss from continuing operations before income tax	(6,167,685)	(5,511,205)	(8,529,731)	(1,838,096)	(22,046,717)
Income tax expense	74,000	178,444	130,583	473,549	856,576

Loss from continuing operations	(6,241,685)	(5,689,649)	(8,660,314)	(2,311,645)	(22,903,293)
Gain (loss) from discontinued operations	252,618	37,706	(15,648)	(2,313,749)	(2,039,073)

Net loss for the period	$(5,989,067)	$(5,651,943)	$(8,675,962)	$(4,625,394)	$(24,942,366)

Net loss per share from continuing operations:(3)
Basic and diluted	$(0.42)	$(0.35)	$(0.43)	$(0.09)	$(1.20)
Net loss per share:(3)
Basic and diluted	$(0.41)	$(0.35)	$(0.43)	$(0.18)	$(1.30)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange (gain) loss, restructuring costs, stock-based compensation, (gain) loss on sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on change in fair market value of derivative liabilities, other expense, and income tax expense. DCM is a non-GAAP measure. See “Non-GAAP Measures”. The comparative GAAP measure is loss from continuing operations. See “Non GAAP Measures”.

(2)	General and administrative includes stock-based compensation of $0, $0, $227,019, $633,016 for the three months ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively, and $860,035 for the year ended December 31, 2007.

(3)	Net loss per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not necessarily equal the total net loss per share reported for the year.

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

For the Year 2006

	QTR 1	QTR 2	QTR 3	QTR 4	2006

Revenue	$73,290,601	$74,822,784	$88,831,021	$94,230,835	$331,175,241
Direct expenses	68,602,789	67,581,220	77,769,243	83,120,611	297,073,863

Direct contribution margin(1)	4,687,812	7,241,564	11,061,778	11,110,224	34,101,378
General and administrative(2)	4,262,715	5,049,115	4,712,862	5,650,805	19,675,497
Foreign exchange loss (gain)	13,805	(10,303)	(469)	27,328	30,361
Restructuring costs	392,879	—	—	499,809	892,688
Depreciation	3,186,359	3,355,460	3,397,032	3,460,136	13,398,987
Amortization of customer contracts	920,376	939,077	929,727	923,493	3,712,673
Interest and loan fees	1,775,580	2,251,375	2,898,538	3,118,011	10,043,504
Gain on extinguishment of debt	—	—	(1,233,001)	—	(1,233,001)
(Gain) loss on sale of investments and assets	(1,336,454)	86,291	135,696	388,381	(726,086)
(Gain) loss on change in fair value of derivative liabilities	(886,393)	2,051,968	(4,599,330)	2,069,819	(1,363,936)

Gain (loss) from continuing operations before income tax	(3,641,055)	(6,481,419)	4,820,723	(5,027,558)	(10,329,309)

Income tax expense (benefit)	72,800	(34,000)	(96,965)	(1,445,106)	(1,503,271)

Gain (loss) from continuing operations	(3,713,855)	(6,447,419)	4,917,688	(3,582,452)	(8,826,038)
Loss from discontinued operations	(610,825)	(735,725)	(439,551)	(3,976,699)	(5,762,800)

Net loss for the period	$(4,324,680)	$(7,183,144)	$4,478,137	$(7,559,151)	$(14,588,838)

Net income (loss) per share from continuing operations:(3)
Basic	$(0.26)	$(0.44)	$0.33	$(0.24)	$(0.60)
Diluted	$(0.26)	$(0.44)	$0.32	$(0.24)	$(0.60)
Net income (loss) per share:(3)
Basic	$(0.30)	$(0.49)	$0.30	$(0.51)	$(1.00)
Diluted	$(0.30)	$(0.49)	$0.29	$(0.51)	$(1.00)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange (gain) loss, restructuring costs, non-cash stock-based compensation, (gain) loss on sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, and income tax expense (benefit). DCM is a non-GAAP measure. See “Non-GAAP Measures”. The comparative GAAP measure is loss from continuing operations.

(2)	General and administrative includes stock-based compensation of $91,214, $0, $0, $0 for the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively, and $91,214 for the year ended December 31, 2006.

(3)	Net income (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not necessarily equal the total net loss per share reported for the year.

Interest and loan fees in the third quarter of 2007 include a $1.4 million commitment fee and a $0.2 million management fee paid to Laurus for an amendment to secure additional financing to fund working capital prior to the consummation of the Arrangement. The third quarter of 2007, also includes

180 Connect Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $2.8 million of interest and loan fees related to the issuance and re-pricing of warrants to Laurus.

Other expenses in the third quarter of 2007 included $3.6 million earned by certain of the Company’s directors and employees as a result of the closing of the Arrangement and $0.8 million related to Magnetar’s support of the Arrangement, this $0.8 million was reclassified as interest and loan cost in the fourth quarter of 2007 when the Company issued warrants in lieu of cash.

Direct expenses for the first quarter of 2006 is approximately $1.1 million of excess material costs resulting partially from inventory write-offs and from the usage of more expensive equipment in the installation process which was not reimbursed by DIRECTV.

In the first quarter of 2006, the Company recognized a gain on investments of $1.3 million related to the sale of its remaining interest in Control F-1 (Note 21). The investment had been written down to zero in the fourth quarter of 2004, due to prevailing market conditions.

28.	SUBSEQUENT EVENTS

On February 20, 2008, the Company’s Board of Directors received an unsolicited proposal from Creative Vistas, Inc. to acquire all of the Company’s outstanding capital stock for $3.00 per share payable one-half in cash and one-half in Creative Vistas, Inc. common stock. The Company’s Board of Directors is evaluating the proposal. There can be no assurance that this evaluation will lead to any transaction.

Subsequent to December 31, 2007, the Company’s Board of Directors appointed a Special Committee comprised of independent directors of the Board, with a mandate to consider and review strategic alternatives for the Company, including transaction proposals that have been or may be received from time to time. The Special Committee has retained investment bankers to assist in this process and is considering a number of alternatives to improve shareholder value. The Board of Directors has not set any deadline for completing the review of its strategic options and may ultimately determine that its current business plan is the best means to build and deliver shareholder value.

On March 19, 2008, as a result of the reduction in the Company’s insurance obligations, the Company negotiated a reduction in the Company’s LOC requirement by approximately $2.0 million.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

Column A	Column B	Column C	Column D		Column E
		Additions
	Balance at	charged to
	beginning	costs and			Balance at
	of year	expenses	Deductions		end of year

Allowance for Doubtful Accounts
2005	$1,883,746	$3,649,981	$(4,366,417	)(a)	$1,167,310
2006	1,167,310	5,029,188	(3,689,861	)(a)	2,506,637
2007	2,506,637	5,671,702	(4,428,139	)(a)	3,750,200

Valuation Allowance for Deferred Tax Assets:
2005	$17,887,000	$4,206,355	$—		$22,093,355
2006	22,093,355	3,022,076	—		25,115,431
2007	25,115,431	11,441,917	—		36,557,348

(a)	Deductions represent receivables that were charged off to the allowance during the year.

Item 9.	Changes In and Disagreements With Accountants and Accounting and Financial Disclosures

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of such date because of the existence of a material weakness in our internal control over financial reporting related to the proper classification of our debt, as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(e) under the Exchange Act. Our system of internal control is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statement are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A material weakness (within the meaning of the PCAOB Auditing Standard No. 5) is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in, Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment identified a material weakness in our internal control over financial reporting related to the lack of appropriate review in determining the proper classification of our debt. Specifically, we failed to identify and properly apply the requirements of Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Based on this assessment, management concluded that our internal control over financial reporting was ineffective as December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation Plan Related to 2007 10-K Material Weakness

We have enhanced our technical review process to ensure that we identify all applicable accounting pronouncements and reflect their guidance in our financial statements.

Change in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal controls during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers and corporate governance will be filed on an amendment to this Form 10-K not later than 120 days after the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K regarding executive compensation will be filed on an amendment to this Form 10-K not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning the ownership of certain of the Company’s beneficial owners and management and related stockholder matters will be filed on an amendment to this Form 10-K not later than 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and related transactions will be filed on an amendment to this Form 10-K not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will be filed on an amendment to this Form 10-K not later than 120 days after the end of our fiscal year.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements. The following consolidated financial statements of 180 Connect Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedules. The following consolidated financial statement schedule of 180 Connect Inc. is included in Item 8: Schedule II — Valuation and Qualifying Accounts

3.	Exhibits. The Exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

180 CONNECT INC.

By:	/s/ Peter Giacalone
Peter Giacalone
Chief Executive Officer and Director

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Giacalone Peter Giacalone	Chief Executive Officer and Director	March 31, 2008

/s/ M. Brian McCarthy M. Brian McCarthy	Chairman of the Board of Directors	March 31, 2008

/s/ David Hallmen David Hallmen	Director	March 31,2008

/s/ Byron Osing Byron Osing	Director	March 31, 2008

/s/ Jiri Modry Jiri Modry	Director	March 31, 2008

/s/ Howard S. Balter Howard S. Balter	Director	March 31, 2008

/s/ Ilan Slasky Ilan Slasky	Director	March 31, 2008

/s/ Lawrence Askowitz Lawrence Askowitz	Director	March 31, 2008

/s/ Thomas Calo Thomas Calo	Director	March 31, 2008

EXHIBIT INDEX

Exhibit
Number

2.1	Arrangement Agreement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(1)
2.2	Plan of Arrangement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(1)
2.3	Amendment No. 1, dated as of July 2, 2007, to the Arrangement Agreement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(3)
2.4	Amendment No. 2, dated as of August 6, 2007, to the Arrangement Agreement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(3)
2.5	Voting and Exchange Trust Agreement, dated as of March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and Valiant Trust Company(1)
2.6	Support Agreement, dated as of March 13, 2007, by and among Ad.Venture Partners, Inc., 1305699 Alberta ULC and 6732097 Canada Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of 180 Connect Inc.(2)
3.2	By-laws of 180 Connect Inc.(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement by and among Continental Stock Transfer & Trust Company and Ad.Venture Partners, Inc.(2)
4.5	Form of Unit Purchase Option granted to Wedbush Morgan Securities Inc.(2)
9.1	Form of Voting Agreement entered into as of March 13, 2007 by and between Ad.Venture Partners, Inc. and each of Messrs. Giacalone, Hallmen, McCarthy, Osing, Roszak and Simunovic(1)
9.2	Form of Parent Voting Agreement entered into as of March 13, 2007 by and between 180 Connect Inc. (a Canadian corporation) and each of Messrs. Balter, Slasky, Askowitz and Kalish(1)
10.1	Letter Agreement, dated as of April 12, 2005, by and between Howard S. Balter and Ad.Venture Partners, Inc.(2)
10.2	Letter Agreement, dated as of April 12, 2005, by and between Ilan M. Slasky and Ad.Venture Partners, Inc.(2)
10.3	Letter agreement between Wedbush Morgan Securities Inc. and Howard S. Balter(2)
10.4	Letter Agreement between Wedbush Morgan Securities Inc. and Ilan M. Slasky(2)
10.5	Warrant Purchase Agreement among Wedbush Morgan Securities, Inc. and each of Howard S. Balter and Ilan M. Slasky(2)
10.6	Form of Affiliate Agreement entered into as of March 13, 2007 by each of Messrs. Giacalone, Hallmen, McCarthy, Osing, Roszak and Simunovic in favor and for the benefit of Ad.Venture Partners, Inc.(1)
10.7	Securities Purchase Agreement, dated March 21, 2006, by and among 180 Connect Inc. (a Canadian corporation) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC(3)
10.8	Registration Rights Agreement, dated March 21, 2006, by and among 180 Connect Inc. (a Canadian corporation) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC(3)

Exhibit
Number

10.9	Replacement Common Stock Purchase Warrant, dated August 24, 2007, issued to Midsummer Investment Ltd. to purchase 528,948 shares of common stock of the Company(4)
10.10	Replacement Common Stock Purchase Warrant, dated August 24, 2007, issued to Radcliffe SPC, Ltd. to purchase 206,556 shares of common stock of the Company(4)
10.11	Replacement Common Stock Purchase Warrant, dated August 24, 2007, issued to CAMOFI Master LDC to purchase 206,556 shares of common stock of the Company(4)
10.12	Replacement 9.33% Convertible Debenture, dated August 24, 2007, issued to Midsummer Investment Ltd. by the Company in the amount of $3,975,248.48(4)
10.13	Replacement 9.33% Convertible Debenture, dated August 24, 2007, issued to Radcliffe SPC, Ltd. by the Company in the amount of $2,343,033.56(4)
10.14	Replacement 9.33% Convertible Debenture, dated August 24, 2007, issued to CAMOFI Master LDC by the Company in the amount of $2,343,033.56(4)
10.15	Amended and Restated Registration Rights Agreement, dated as of August 24, 2007, by and among 180 Connect, Inc. and each of the Insiders listed therein(4)
10.16	Security and Purchase Agreement, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.17	Secured Non-Convertible Revolving Note, dated July 31, 2006, in the principal amount of $37,000,000, by and among 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.18	Secured Non-Convertible Revolving Term Note, dated July 31, 2006, in the principal amount of $20,000,000, by and among 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.19	Overadvance Letter, dated July 31, 2006, by Laurus Master Fund, Ltd., agreed and accepted by 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.20	Canadian Guaranty of 180 Connect Inc. (a Canadian corporation) dated July 31, 2006(3)
10.21	Guaranty of Wirecomm America, Inc. dated July 31, 2006(3)
10.22	Stock Pledge Agreement, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and Wirecomm America, Inc.(3)
10.23	Share Pledge Agreement, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Canadian corporation) and Wirecomm Systems Inc.(3)
10.24	Master Security Agreement, dated July 31, 2006, by and between Wirecomm Systems Inc. and Laurus Master Fund, Ltd.(3)
10.25	Canadian Master Security Agreement, dated July 31, 2006, by and among Wirecomm Systems Inc., 180 Connect Inc. (a Canadian corporation) and Laurus Master Fund, Ltd.(3)
10.26	Amended and Restated Secured Non-Convertible Revolving Note, dated July 2, 2007, to the Secured Non-Convertible Revolving Note, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.27	Common Stock Purchase Warrant, dated July 31, 2006, issued to Laurus Master Fund, Ltd. to purchase 2,000,000 shares of 180 Connect Inc.’s (a Canadian corporation) common stock(3)

Exhibit
Number

10.28	Amended and Restated Common Stock Purchase Warrant, dated July 2, 2007, issued to Creative Vistas Inc. to purchase up to 450,000 shares of the Company’s common stock(*)
10.29	Amended and Restated Common Stock Purchase Warrant, dated July 2, 2007, issued to Laurus Master Fund, Ltd. to purchase up to 150,000 shares of the Company’s common stock(*)
10.30	Amended and Restated Warrant Certificate, dated August 24, 2007, issued to Laurus Master Fund, Ltd. to purchase up to 250,000 shares of the Company’s common stock(*)
10.31	Letter Agreement, dated July 2, 2007, by and among 180 Connect Inc. (a Canadian corporation), Howard S. Balter and Ilan M. Slasky(3)
10.32	Reaffirmation and Ratification Agreement, dated July 2, 2007, by and among 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc., 180 Connect Inc. (a Canadian corporation), Wirecomm Systems Inc. and Wirecomm America Inc.(3)
10.33	Amendment Agreement, dated July 2, 2007, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.34	Common Stock Purchase Warrant, dated July 2, 2007, by and between Laurus Master Fund, Ltd. and the Company(3)
10.35	Tri-Party Letter Agreement, dated July 10, 2007, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Canadian corporation), Howard S. Balter and Ilan M. Slasky(3)
10.36	Home Services Provider Agreement, dated May 1, 2007, between DirecTV, Inc., a California corporation and 180 Connect Inc.(*)(^)
10.37	Home Services Provider Agreement, dated May 1, 2007, between DirecTV, Inc., a California corporation and Mountain Center, Inc.(*)(^)
10.38	Form of Stock Appreciation Rights Agreement(3)
10.39	Executive Employment Agreement, dated August 1, 2007, by and between Mark Burel and 180 Connect Inc. (a Nevada corporation)(3)
10.40	Executive Employment Agreement, dated December 1, 2006, by and between Steven Westberg and 180 Connect Inc. (a Nevada corporation)(3)
10.41	Executive Employment Agreement, dated July 1, 2006, by and between Peter Giacalone and 180 Connect Inc. (a Nevada corporation)(3)
10.42	Amended Director Employment Agreement, dated September 30, 2006, by and between M. Brian McCarthy and 180 Connect Inc. (a Nevada corporation)(3)
10.43	Letter Agreement, dated August 3, 2007, by and between M. Brian McCarthy and 180 Connect Inc. (a Nevada corporation)(3)
10.44	Executive Employment Agreement, dated October 17, 2007, by and between Kyle Hall and 180 Connect Inc. (a Nevada corporation(*)
10.45	Form of Stock Option Agreement(5)
10.46	Form of Restricted Stock Units Agreement(5)
10.47	2007 Long-Term Incentive Plan(5)
10.48	Warrant to Purchase Common Stock, dated November 9, 2007, issued to Magnetar Capital Master Fund, Ltd. to purchase up to 356,952 shares of the Company’s common stock(*)
10.49	Amended and Restated 180 Connect Inc. Equity Plan for Non-Employee Directors(*)
10.50	Unit Purchase Option Clarification Agreement, dated as of September 30, 2007, by and between 180 Connect Inc. and Wedbush Morgan Securities Inc.(*)
10.51	Warrant Clarification Agreement, dated as of September 30, 2007, by and between 180 Connect Inc. and Continental Stock Transfer & Trust Company(*)

Exhibit
Number

10.52	Form of Note issued by Ad.Venture Partners, Inc. to each of Howard S. Balter and Ilan M. Slasky(6)
21.1	Subsidiaries of 180 Connect Inc.
23.1	Consent of Independent Registered Public Accounting Firm(*)
23.2	Consent of Independent Registered Public Accounting Firm(*)
31.1	Section 302 Certification from Peter Giacalone(*)
31.2	Section 302 Certification from Steven Westberg(*)
32.1	Section 906 Certification from Peter Giacalone and Steven Westberg(*)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-51456) filed with the Commission on March 15, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-124141) filed with the Commission on April 18, 2005, as amended on May 27, 2005, July 1, 2005, August 8, 2005, August 17, 2005, and August 24, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Sec File No. 333-142319) filed with the Commission on April 24, 2007, as amended on June 11, 2007, July 11, 2007, July 12, 2007, August 3, 2007 and August 9, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-33670) filed with the Commission on August 30, 2007.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-33670) filed with the Commission on September 10, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-51456) filed with the Commission on January 30, 2007.

(*)	Filed herewith

(^)	Certain provisions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.