Form 10-Q/A
period 2007-09-30
180 Connect Inc.
filed 2008-04-02
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51456

180 CONNECT INC.

Delaware	20-2650200
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
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

180 Connect Inc.
Form 10-Q
Quarter Ended September 30, 2007

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is filed to amend the Quarterly Report on Form 10-Q of 180 Connect Inc. (the “Company”) for the fiscal quarter ended September 30, 2007 (the “Initial Filing”) in order to correct an error in our Consolidated Balance Sheets as of September 30, 2007 and as of December 31, 2006. We determined that the long-term debt for our revolving credit facility should be reclassified as current in accordance with EITF-95-22. These restatements to reclassify certain amounts of long-term debt as current portion of long-term debt had no impact on the amounts of total debt previously reported in the consolidated balance sheets as of September 30, 2007 and December 31, 2006, the amount of the net loss and comprehensive income (loss) reported in the consolidated statements of operations and comprehensive income (loss) and the statements of shareholders’ equity and cash flows for each of the above noted periods. As a result of these reclassifications, the current portion of long-term debt increased by $17,122,530 and $20,534,422 as of September 30, 2007 and December 31, 2006, respectively, with a corresponding decrease of the same amount to long-term debt for each of the respective periods.
     Except as set forth in this Amendment No. 1 on Form 10-Q/A, the other Items in the Initial Filing remain unchanged and are not restated herein. This Amendment No. 1 continues to reflect circumstances as of the date of the Initial Filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for the items relating to the restatement.

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
Consolidated Financial Statements
180 Connect Inc.
Consolidated Balance Sheets
(in United States Dollars)
(Unaudited)

	September 30, 2007	December 31, 2006
	(Restated – Note 5)	(Restated – Note 5)
Assets (Note 5)
Current Assets
Cash and cash equivalents	$969,285	$2,904,098
Accounts receivable (less allowance for doubtful accounts of $1,652,894 and $2,506,637, respectively)	52,009,680	48,934,952
Inventory	18,388,807	15,816,148
Restricted cash	11,859,300	14,503,000
Prepaid expenses and other assets	7,523,344	7,910,255

TOTAL CURRENT ASSETS	90,750,416	90,068,453

Property, plant and equipment	31,375,700	34,882,890
Goodwill	11,034,723	11,034,723
Customer contracts, net	22,311,634	25,072,756
Deferred tax asset	276,608	—
Other assets	2,621,795	4,384,750

TOTAL ASSETS	$158,370,876	$165,443,572

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$81,395,821	$78,686,245
Current portion of long-term debt	23,939,882	26,502,096
Fair value of derivative financial instruments	8,194,756	4,065,729
Current portion of capital lease obligations	9,968,067	13,033,104

TOTAL CURRENT LIABILITIES	123,498,526	122,287,174

Income tax liability	387,212	—
Long-term debt	1,545,314	12,264,621
Convertible debt	—	6,276,584
Capital lease obligations	15,621,286	15,213,112

TOTAL LIABILITIES	141,052,338	156,041,491

Commitments and contingencies (Notes 5, 17 and 19)

Shareholders’ Equity
Common stock $.0001 par value; authorized 100,000,000, at September 30, 2007 and December 31, 2006 issued and outstanding shares 25,500,152 and 14,685,976, respectively	2,550	1,469
Paid- in capital	121,698,780	91,871,813
Treasury stock, 500,000 shares and nil at September 30, 2007 and December 31, 2006 respectively	(224,019)	—
Deficit	(104,643,803)	(82,956,231)
Accumulated other comprehensive income	485,030	485,030

TOTAL SHAREHOLDERS’ EQUITY	17,318,538	9,402,081

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,370,876	$165,443,572

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
See accompanying notes

180 Connect Inc.
Consolidated Statements of Cash Flows
(in United States Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cash provided by (used in) the following activities:
Operating
Income (loss) from continuing operations	$(8,771,336)	$5,017,036	$(21,608,045)	$(5,152,993)
Add (deduct) items not affecting cash:
Depreciation and amortization	3,978,492	4,362,733	11,335,941	12,802,516
Non-cash interest expense	4,680,713	1,008,180	6,865,837	2,124,570
Stock-based compensation	227,019	—	227,019	91,214
Future income taxes	—	(180,000)	—	(180,000)
Settlement of derivative liability	(2,766,573)	—	(2,766,573)	—
Gain on extinguishment of debt	—	(1,233,001)	—	(1,233,001)
(Gain) loss on change in fair value of derivative liabilities	887,062	(4,599,330)	5,576,723	(3,433,755)
(Gain) loss on sale of investments and assets	(7,336)	135,696	491,884	(1,114,467)
Other	34,067	961	73,993	3,106
Changes in non-cash working capital balances related to operations:
Accounts receivable	(11,009,290)	(13,939,349)	(3,074,728)	4,339,502
Inventory	(3,624,307)	(5,004,743)	(2,572,659)	2,522,490
Other current assets	(320,110)	(419,655)	(700,259)	(305,961)
Insurance premium deposits	(3,289,009)	(525,317)	1,316,723	(2,827,125)
Other assets	918,776	(58,765)	(453,287)	(38,063)
Restricted cash	—	—	2,643,700	247,366
Accounts payable and accrued liabilities	19,886,709	9,613,919	2,593,371	(6,123,210)
Operating cash flows from discontinued operations	—	(472,882)	(60,507)	(1,529,897)

Total cash provided by (used in) operating activities	824,877	(6,294,517)	(110,867)	192,292

Investing
Purchase of property, plant and equipment	(360,421)	(630,210)	(2,052,529)	(2,091,671)
Net proceeds from disposition of investments	—	—	—	1,327,693

Total cash used in investing activities	(360,421)	(630,210)	(2,052,529)	(763,978)

Financing
Repayment of capital lease obligations	(1,755,783)	(3,533,928)	(9,241,450)	(11,378,009)
Repayment of debt	(7,000,001)	—	(10,333,336)	(7,350,000)
Proceeds from share issuance	14,704	—	61,372	259,712
Net proceeds from reverse merger	37,933,165	—	37,933,165	—
Issuance costs on reverse merger	(6,976,440)	—	(6,976,440)	—
Redemption of convertible debt	(10,393,577)	—	(10,393,577)	—
Increase (decrease) in borrowings under the Revolver credit facility	(11,418,105)	1,098,488	(3,993,853)	1,098,488
Issuance costs on long-term debt	—	(3,414,390)	—	(3,515,471)
Net proceeds from refinancing of vehicles	—	—	3,470,714	—
Proceeds from issuance of convertible debt	—	—	—	10,686,101
Proceeds from refinancing of long-term debt	—	42,140,497	—	42,140,497
Extinguishment of long-term debt	—	(32,863,525)	—	(32,863,525)
Repurchase of common stock	(224,019)	—	(224,019)	—
Issuance costs paid on convertible debt	—	—	—	(1,388,985)

Total cash provided by (used in) financing activities	179,944	3,427,142	302,578	(2,311,192)

Effect of exchange rates on cash and cash equivalents	(34,067)	(19,892)	(73,993)	(22,037)

Net increase (decrease) in cash and cash equivalents during the period	610,333	(3,517,477)	(1,934,813)	(2,904,915)
Cash and cash equivalents, beginning of period	358,952	3,966,014	2,904,098	3,353,452

Cash and cash equivalents, end of period	$969,285	$448,537	$969,285	$448,537

Supplemental cash flow information:
Interest paid	$1,691,880	$1,425,122	$6,102,000	$4,504,060

Income taxes paid	$76,715	$228,935	$219,298	$323,292

Supplemental disclosure of non-cash investing and financing transactions:
For the nine months ended September 30, 2007 and September 30, 2006, the Company had additional capital lease obligations for vehicles of $3,182,956 and $6,797,554, respectively.
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

5. LONG-TERM DEBT AND COMMON STOCK PURCHASE WARRANTS
     Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(Restated)	(Restated)
Revolving credit facility and over advance facility of up to $37,000,000 bearing interest at prime plus 3% to 5%, subject to a minimum interest rate of 10% to 11% with interest payable monthly. The revolving credit facility is subject to the Company’s eligible trade receivables and inventory as per the debt agreement and collateralized by the Company’s real and personal property. For the period of August 1, 2006 to July 31, 2007, the Company was able to draw in excess of the eligible trade receivables and inventory an over advance of up to $9,000,000 but not to exceed an aggregate amount of $37,000,000. At September 30, 2007 the interest rate of the revolving credit facility was 10.75% and with an effective interest rate of 14.15%. At December 31, 2006 the interest rate for the revolving credit facility was 11.25% and the interest rate for the over advance facility was 13.25% with an effective interest rate of 12.21%. Repayment is due on or before July 31, 2009. The credit facility may be borrowed, repaid, and reborrowed in accordance with the terms of the Security Agreement.
	$16,346,583	$19,758,475
Term note, bearing interest at prime plus 5%, subject to a minimum interest rate of 12% and interest is payable monthly. At September 30, 2007, the interest rate was 12.75% with an effective interest rate of 16.35%. At December 31, 2006, the interest rate was 13.25% with an effective interest rate of 17.5%. Repayments of the term note commenced on February 1, 2007 for $666,667 per month, with the final payment due on July 31, 2009.	9,138,613	19,008,242

Total debt	25,485,196	38,766,717
Less: current portion	(23,939,882)	(26,502,096)

Total long-term debt	$1,545,314	$12,264,621

     Pursuant to the original terms of the debt agreement with Laurus Master Fund, Ltd (“Laurus”), the Company, through its wholly-owned subsidiary 180 Connect, Inc. (“180 Connect Nevada”), had available a maximum amount of $57 million of debt comprising a term facility of $20 million and a combined revolving credit facility and over-advance facility of up to $37 million. The revolving credit facility is subject to the Company’s eligible trade receivables and inventory as per the debt agreement. For the period of August 1, 2006 to July 31, 2007, 180 Connect (Canada) was able to draw in excess of the eligible trade receivables and inventory an over-advance amount up to $9 million but not to exceed an aggregate amount of $37 million. After July 31, 2007, the over advance became part of the revolving facility, this date was further extended to August 24, 2007. The interest rates on the new debt range from prime plus 3% to prime plus 5%, subject to a minimum interest rate of 10% to 12%, and are therefore subject to risk relating to interest rate fluctuations. Monthly term loan repayments commenced February 1, 2007 for $666,667.
     The debt agreement states that there are no financial covenants of the Company with respect to such facilities but includes other covenants and events of default typical for credit facilities of this nature. This facility is collateralized by a security interest in all of the assets of 180 Connect Nevada. 180 Connect Nevada obtained a waiver from Laurus, with regards to the Arrangement, as such transaction may have constituted a change of control as defined in the debt agreement.

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
     Subsequent to the issuance of the Company’s audited and unaudited consolidated financial statements as of and for the year ended December 31, 2006, and as of and for the nine months ended September 30, 2007, respectively, the Company’s management determined that an error existed in previously issued consolidated balance sheets. The Company determined that the long-term debt for the Revolver credit facility should be classified as current in accordance with EITF-95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lockbox Arrangement” (“EITF 95-22”). As a result, the accompanying balance sheets as of December 31, 2006 and September 30, 2007 have been restated from amounts previously reported in Form 8-K dated August 24, 2007 and in the Form 10-Q dated November 14, 2007, respectively. The restatement had no impact on the previously reported consolidated statements of operations and comprehensive income (loss), shareholders’ equity or cash flows. A summary of the effects of these restatements are as follows:

	Previously Reported	As restated
	September 30, 2007	September 30, 2007
Current portion of long-term debt	$6,817,352	$23,939,882

Long-term debt	18,667,844	1,545,314

	Previously Reported	As restated
	December 31, 2006	December 31, 2006
Current portion of long-term debt	$5,967,674	$26,502,096
Long-term debt	32,799,043	12,264,621
     The Company’s revolving credit facility (the ‘Revolver”) requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified as a current liability on the balance sheet in accordance with EITF 95-22. The acceleration clause could allow the Company’s lender to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties. The Company believes that no such material adverse change has occurred; further, as of March 27, 2008, the Company’s lender had not informed the Company that any such event had occurred.
6. CONVERTIBLE DEBENTURES
     On March 22, 2006, the Company completed a private placement with a group of qualified, accredited institutional investors of $10,686,101 of convertible debentures and warrants (Note 7). During the second quarter of 2007, one of the convertible debentures holders exercised its option to convert in total $2,024,785 of principal under the convertible debentures into 510,000 common shares.

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
     The Company determined the fair value of the unit purchase option at August 24, 2007 using a Black-Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black-Scholes pricing model: an expected life of 3.01 years, volatility of 63% and a risk-free rate of 4.31% resulting in a valuation of $636,225. As of August 24, 2007, the closing sale price for the public warrants was $0.35, resulting in a total warrant liability of $6,300,000. The fair market value of the total derivative of $6,936,225 was recorded as a credit to the fair value of derivative financial instruments and a debit to paid-in capital, as it represents the fair market value of the derivative liability just prior to the Arrangement.

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

			Embedded
	PIPE	Public	Derivatives of	Stock
	Warrants	Warrants	Convertible Debt	Repurchase	Total
Three months ended September 30, 2007 and September 30, 2006, respectively:
Fair value, June 30, 2007	$2,396,406	$—	$5,245,338	$—	$7,641,744
Fair value, August 24, 2007	—	6,936,225	—	—	6,936,225
Changes in fair value	(1,718,460)	580,585	(741,636)	2,766,573	887,062
Settlement of derivative liability	—	—	—	(2,766,573)	(2,766,573)
Settled on redemption of debentures	—	—	(4,503,702)	—	(4,503,702)

Fair value, September 30, 2007	$677,946	$7,516,810	$0	$0	$8,194,756

Fair value, June 30, 2006	$1,648,227	$—	$4,947,013	$—	$6,595,240
Changes in fair value	(1,191,885)	—	(3,407,445)	—	(4,599,330)

Fair value, September 30, 2006	$456,342	$—	$1,539,568	$—	$1,995,910

Nine months ended September 30, 2007 and September 30, 2006, respectively:
Fair value at December 31, 2006	$1,035,207	$—	$3,030,522	$—	$4,065,729
Fair value, August 24, 2007	—	6,936,225	—	—	6,936,225
Changes in fair value	(357,261)	580,585	2,586,826	2,766,573	5,576,573
Settlement of derivative liability	—	—	—	(2,766,573)	(2,766,573)
Settled on conversion of debentures	—	—	(1,113,646)	—	(1,113,646)
Settled on redemption of debentures	—	—	(4,503,702)	—	(4,503,702)

Fair value, September 30, 2007	$677,946	$7,516,810	$0	$0	$8,194,756

Fair value at March 22, 2006	$1,076,693	$—	$4,352,972	$—	$5,429,665
Changes in fair value	(620,351)	—	(2,813,404)	—	(3,433,755)

Fair value, September 30, 2006	$456,342	$—	$1,539,568	$—	$1,995,910

8. CHANGES IN SHAREHOLDERS’ EQUITY
180 Connect Inc.
Consolidated Statements of Shareholders’ Equity
(in United States Dollars)
(Unaudited)

					Accumulated
					Other
	Common	Paid in	Treasury		Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2006	$1,469	$91,871,813	$—	$(82,956,231)	$485,030	$9,402,081
Issuance on exercise of stock options for cash		44,112				44,112
Issuance on exercise of warrants for cash		17,260				17,260
Issuance on conversion of convertible debt		2,293,230		—		2,293,230
Stock-based compensation		227,019				227,019
Net proceeds from reverse merger		37,933,165				37,933,165
Issuance costs attributed to reverse merger		(6,976,440)				(6,976,440)
Purchase of 500,000 shares of treasury stock			(224,019)			(224,019)
Issuance of warrants on long term debt		3,087,660				3,087,660
Acquisition of the net assets of AVP		(6,797,958)				(6,797,958)
Issuance of common shares	1,081	(1,081)				—
Loss from operations				(21,687,572)		(21,687,572)

Balance, September 30, 2007	$2,550	$121,698,780	$(224,019)	$(104,643,803)	$485,030	$17,318,538

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

     The table below shows the number of shares that would be outstanding if all potential dilutive instruments were exercised or converted:

Number of Shares
Total Outstanding Shares as of September 30, 2007	25,500,152
Potentially Dilutive Securities
PIPE Warrants	942,060
Laurus Warrants	850,000
Employee stock options	1,487,729
Employee restricted stock units	815,750
Share appreciation rights	167,999
Public Warrants and Unit Options	19,350,000

Maximum Potential Diluted Shares Outstanding	49,113,690

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

     The fair value of each stock option, restricted stock unit and share appreciation right granted was estimated using the following assumptions for the three and nine months ended September 30, 2007:

			3 Year		Share
	3 Year	4 Year	Restricted Stock	4 Year Restricted	Appreciation
	Stock Options	Stock Options	Units	Stock Units	Rights
Number granted	499,750	664,500	445,250	370,500	167,999

Stock price on day of grant	$3.25	$3.25	$3.25	$3.25	$4.01

Exercise price	$3.25	$3.25	—	—	$2.50

Expected life in years	4.5	4.75	3	3.25	3.75

Vesting period in years	3	4	3	4	4

Interest free rate	4.25%	4.25%	4.25%	4.25%	4.44%

Volatility	61.0%	61.0%	61.0%	61.0%	60.5%

Forfeiture rate	18.0%	18.0%	18.0%	18.0%	18.0%

Dividend	Nil	nil	Nil	Nil	Nil

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
     The following table summarizes the Company’s stock option, restricted stock units and share appreciation rights activity:

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	349,946	$2.92	856,000	$2.18
Granted	2,147,999	$1.96	—	—
Exercised	(26,467)	$1.67	(155,827)	$1.67
Cancelled	—	—	(350,227)	$1.67

Outstanding, end of period	2,471,478	$2.10	349,946	$2.92

Options exercisable, end of period	323,479	$3.01	349,946	$2.92

     The following table summarizes information about stock options, restricted stock units and share appreciation rights outstanding as at September 30, 2007:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average
Security	of Shares	(Years)	Exercise Price
Restricted stock units under LTIP	815,750	3.92	—
Stock options granted during Cable Play acquisition	323,479	2.51	$3.01
Share appreciation rights	167,999	4.17	$2.50
Stock options granted under LTIP	1,164,250	6.92	$3.25

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
11. RESTRUCTURING COSTS
     Restructuring costs and remaining reserve as at September 30, 2007 consist of the following:

		Restructuring
	Reserve	Costs Incurred		Reserve
	December 31, 2006	in 2007	Paid During 2007	September 30, 2007
Rent	$—	$275,000	$218,750	$56,250
Moving expenses	500	—	500	—
Other	6,325	—	6,325	—

Total restructuring	$6,825	$275,000	$225,575	$56,250

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
Reconciliation of DCM to Income (loss) from Continuing Operations

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Direct contribution margin (1)	$12,606,478	$11,197,100
General and administrative	4,054,289	4,712,862
Non-cash stock-based compensation	227,019	—
Foreign exchange gain	(72,760)	(469)
Depreciation	3,058,116	3,433,006
Amortization of customer contracts	920,376	929,727
Other (income) expense
Interest and loan fees	7,801,006	2,898,538
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	(7,336)	135,696
(Gain) loss on fair market value of derivatives	887,062	(4,599,330)
Other expense	4,379,459	—

Income (loss) from continuing operations before income tax expense (recovery)	(8,640,753)	4,920,071
Income tax expense (recovery)	130,583	(96,965)

Income (loss) from continuing operations	$(8,771,336)	$5,017,036

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange gain, non-cash stock-based compensation, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on sale of investments and assets, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM is a non-GAAP measure. The comparative GAAP measure is income (loss) from continuing operations.

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
Reconciliation of EBITDA to Income (loss) from Continuing Operations

	For the Three Months Ended
	September 30, 2007	September 30, 2006
EBITDA from continuing operations (1)	$8,397,930	$6,484,707
Depreciation	3,058,116	3,433,006
Amortization of customer contracts	920,376	929,727
Other (income) expense
Interest and loan fees	7,801,006	2,898,538
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	(7,336)	135,696
(Gain) loss on fair market value of derivatives	887,062	(4,599,330)
Other expense	4,379,459	—

Income (loss) from continuing operations before income tax expense (recovery)	(8,640,753)	4,920,071
Income tax expense (recovery)	130,583	(96,965)

Income (loss) from continuing operations	$(8,771,336)	$5,017,036

(1)	See “Non-GAAP Measures”
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

Results of Operations
Comparison of Year to Date — Results

	For the Nine Months Ended
	September 30, 2007	September 30, 2006	% Change
Revenue	$283,615,672	$239,245,733	18.6%
Direct expenses	254,853,816	216,089,499	17.9%

Direct contribution margin (1)	28,761,856	23,156,234	24.2%
General and administrative	13,802,266	13,933,478	(0.9)%
Non-cash stock-based compensation	227,019	91,214	148.9%
Foreign exchange loss (gain)	(113,442)	3,033	—
Restructuring costs	275,000	392,879	(30.0)%
Depreciation	8,574,819	10,013,336	(14.4%)
Amortization of customer contracts	2,761,122	2,789,180	(1.0)%
Other (income) expense
Interest and loan fees	14,012,024	6,925,495	102.3%
Gain on extinguishment of debt	—	(1,233,001)	(100.0)%
(Gain) loss on sale of investments and assets	491,884	(1,114,467)	(144.1)%
(Gain) loss on fair market value of derivatives	5,576,723	(3,433,755)	(262.4)%
Other expense	4,379,459	—	—

Loss from continuing operations before income tax expense (recovery)	(21,225,018)	(5,211,158)	307.3%
Income tax expense (recovery)	383,027	(58,165)	(758.5)%

Loss from continuing operations	(21,608,045)	(5,152,993)	319.3%
Loss from discontinued operations	(79,527)	(1,876,694)	(95.8)%

Net loss for the period	$(21,687,572)	$(7,029,687)	208.5%

Net loss per share from continuing operations
Basic	$(1.27)	$(0.35)
Diluted	$(1.27)	$(0.35)
Net loss per share
Basic	$(1.27)	$(0.48)
Diluted	$(1.27)	$(0.48)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss (gain), non cash stock-based compensation, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on sale of investments and assets, gain (loss) on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM is a non-GAAP measure. See “Non-GAAP Measures.” The comparative GAAP measure is loss from continuing operations. For a reconciliation of DCM to loss from continuing operations, see “Direct Contribution Margin”.
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
Reconciliation of DCM to Loss from Continuing Operations

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Direct contribution margin (1)	$28,761,856	$23,156,234
General and administrative	13,802,266	13,933,478
Non-cash stock-based compensation	227,019	91,214
Foreign exchange loss (gain)	(113,442)	3,033
Restructuring costs	275,000	392,879
Depreciation	8,574,819	10,013,336
Amortization of customer contracts	2,761,122	2,789,180
Other (income) expense
Interest and loan fees	14,012,024	6,925,495
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	491,884	(1,114,467)
(Gain) loss on fair market value of derivatives	5,576,723	(3,433,755)
Other expense	4,379,459	—

Loss from continuing operations before income tax expense (recovery)	(21,225,018)	(5,211,158)
Income tax expense (recovery)	383,027	(58,165)

Loss from continuing operations	$(21,608,045)	$(5,152,993)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss (gain) , non-cash stock-based compensation, (gain) loss on sale of investments and assets, depreciation, amortization of customer contracts, interest and loan fees, (gain) loss on fair market value of derivatives, gain on extinguishment of debt, other expense, and income tax expense (recovery). DCM is a non-GAAP measure. See “Non-GAAP Measures”. The comparative GAAP measure is loss from continuing operations.

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

Reconciliation of EBITDA to Loss from Continuing Operations

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
EBITDA from continuing operations (1)	$14,571,013	$8,735,630
Depreciation	8,574,819	10,013,336
Amortization of customer contracts	2,761,122	2,789,180
Other (income) expense
Interest and loan fees	14,012,024	6,925,495
Gain on extinguishment of debt	—	(1,233,001)
(Gain) loss on sale of investments and assets	491,884	(1,114,467)
(Gain) loss on fair market value of derivatives	5,576,723	(3,433,755)
Other expense	4,379,459	—

Loss from continuing operations before income tax expense (recovery)	(21,225,018)	(5,211,158)
Income tax expense (recovery)	383,027	(58,165)

Loss from continuing operations	$(21,608,045)	$(5,152,993)

(1)	See” Non-GAAP Measures”
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
     On March 13, 2007, we entered into the Arrangement Agreement with AVP. On August 24, 2007, the Arrangement was consummated and as a result, 180 Connect (Canada) became an indirect wholly-owned subsidiary of AVP, which was re-named “180 Connect Inc.”. The Company has applied for listing on the American Stock Exchange.
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

     On August 1, 2006, 180 Connect (Canada), through its wholly-owned subsidiary 180 Connect, Inc. (“180 Connect Nevada”), entered into a Security and Purchase Agreement with Laurus for the refinancing of its long-term debt. The original agreement provided up to $57 million of debt comprised of a $37 million revolving credit and over-advance facility and a $20 million term facility, with an interest rate of prime plus 3% on the revolving credit facility, subject to a minimum interest rate of 10%, an interest rate of prime plus 5% on any over-advance under the revolving credit facility, subject to a minimum interest rate of 11% and an interest rate of prime plus 5% on the term facility, subject to a minimum interest rate of 12%. For the period from August 1, 2006 to July 31, 2007, 180 Connect (Canada) was able to draw in excess of the eligible trade receivables and inventory an over advance amount up to $9 million but not to exceed an aggregate amount of $37 million. Availability under the revolving facility fluctuates daily based on receivables and inventory. After July 31, 2007, the over-advance became part of the revolving facility and this date was further extended to August 24, 2007. As of November 2, 2007, 180 Connect (Canada) had availability of $5.1 million under the revolving facility, and the total balance outstanding was $21.7 million. Monthly repayments on the term loan of $666,667 commenced February 1, 2007. Repayment of 180 Connect (Canada)’s indebtedness to Laurus is secured by all of the assets of 180 Connect Nevada.
     180 Connect (Canada) is not subject to any financial covenants with respect to the credit facilities but is subject to other covenants including certain restrictions on its subsidiaries on assuming or guaranteeing additional indebtedness, forgiving any indebtedness, issuing any preferred stock, purchasing stock (other than of a subsidiary), making loans other than loans to employees or to its subsidiaries, entering into a merger, consolidation or reorganization, materially changing the nature of its business, changing its accounting practices and disposing of its assets. In addition, the failure to make required payments under the facilities or other indebtedness, the failure to adhere to a covenant or the occurrence of material adverse changes to its business, bankruptcy, certain changes to its ownership or Board of Directors, among other events, could result in an event of default under the facilities. The Company’s revolving credit facility (the ‘Revolver”) requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified as a current liability on the balance sheet in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). The amount outstanding under the Revolver was previously classified as long-term debt as of September 30, 2007 and December 31, 2006 and the balance sheets have been restated to correct the classification of the amounts due under the Revolver to current portion of long-term debt as of September 30, 2007 and December 31, 2006 increasing the current portion of long-term debt by $17,122,530 and $20,534,422 respectively to $23,939,882 and $26,502,096 respectively from the amount previously reported amounts of $6,817,35 and $5,967,674 respectively. These restatements had no impact on the previously reported consolidated statements of operations and comprehensive income (loss), shareholders’ equity, or cash flows for the period and year ended September 30, 2007 and December 31, 2006 respectively.
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

Cash Flow from Financing Activities
     Our financing activities have historically consisted primarily of the use of revolving lines of credit, term loans, debentures, capital leases and the issuance of equity. For the three months ended September 30, 2007 and September 30, 2006, cash provided by financing activities was $0.2 million and $3.4 million, respectively. As a result of the merger with AVP, the Company received $37.9 million in proceeds and incurred $7.0 million of issuance costs. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the lenders exercised their right to redeem the convertible debentures in full. The Company paid the holders of the convertible debentures $10,393,577, which included outstanding principal, and a 20% redemption premium excluding accrued but unpaid interest. On August 24, 2007, the Company paid Laurus $5.0 million principal on the term note upon the consummation of the Arrangement. In the third quarter of 2007, the Company reduced its long-term debt by an additional $13.4 million, of which $2.0 million were scheduled term payments. The Company also purchased 500,000 shares of treasury stock for $0.2 million and made $1.8 million in scheduled vehicle lease payments.
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

	As of September 30, 2007
	Contractual Obligations Due by Period
	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	Thereafter
Long term debt (1)	$25,485,196	$23,939,882	$1,545,314	$—	$—
Operating leases, real property	9,274,049	3,391,110	4,361,508	1,521,431	—
Operating leases, equipment and trucks	1,161,089	362,203	566,599	232,287	—
Capital leases, I/T Equipment	459,461	166,014	193,968	99,479	—
Capital leases — Vehicles (2)	27,230,831	10,914,375	15,418,844	897,612	—

Total	$63,610,626	$38,773,584	$22,086,233	$2,750,809	$—

(1)	The long-term debt amounts in the schedule above do not include interest because it is at variable rates. The estimated interest expense for the remainder of 2007, 2008-2009, 2010-2011 and thereafter is $1,998,081, $5,395,437 and nil, respectively. The Company estimated interest expense based on current interest rates, current balances and scheduled repayments. The amounts due have been restated from the amounts previously presented as a result of the reclassification of balances due under the Laurus Revolver facility being reclassified to current.

(2)	Capital lease obligations include interest in the table above.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management carried out an evaluation, with the participation of our chief executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our chief executive officer and chief financial and accounting officer initially concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “SEC”).

     Subsequently, due to the existence of a material weakness in our internal control over financial reporting related to the proper classification of our debt, as discussed in the following paragraph, our management carried out an additional evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007.
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
Change in Internal Control over Financial Reporting
     On August 24, 2007, we completed a plan of arrangement, at which time 180 Connect (Canada) became a wholly-owned subsidiary of the Company. We are currently in the process of assessing and integrating 180 Connect (Canada)’s internal control over financial reporting into our internal control over financial reporting. Other than with respect to such integration and the issue noted above, there has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

10.17	Common Stock Purchase Warrant dated July 2, 2007 to purchase up to 1,000,000 common shares of 180 Connect (Canada) (5)
10.18	Letter Agreement dated July 2, 2007 by and among 180 Connect (Canada), Howard S. Balter and Ilan Slasky (5)
10.19	Reaffirmation and Ratification Agreement dated July 2, 2007 executed and delivered by 180 Connect (Canada) and its subsidiaries (5)
10.20	Amendment Agreement dated July 2, 2007 by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and its subsidiaries (5)

Exhibit No.	Description

10.21	Warrant Letter Agreement dated July 2, 2007 between Laurus Master Fund, Ltd. and the Company (4)
10.22	Tri-Party Letter Agreement dated July 10, 2007 among Laurus Master Fund, Ltd., 180 Connect (Canada), Howard S. Balter and Ilan M. Slasky (5)
10.23	Home Services Provider Agreement dated June 1, 2005 among DIRECTV, Inc., 180 Connect Inc. (a Nevada corporation) and Mountain Center, Inc. (5)
10.24	Form of SAR Exchange Agreement (5)
10.25	Executive Employment Agreement with Mark Burel (5)
10.26	Executive Employment Agreement with Steven Westberg (5)
10.27	Executive Employment Agreement with Peter Giacalone (5)
10.28	Amended Director Employment Agreement with M. Brian McCarthy (5)
10.29	Amendment to M. Brian McCarthy Amended Director Employment Agreement (5)
10.30	Form of Stock Option Agreement (8)
10.31	Form of Restricted Stock Units Agreement (8)
10.32	2007 Long-Term Incentive Plan (8)
31.1	Section 302 Certification by the Chief Executive Officer (*)
31.2	Section 302 Certification by the Chief Financial Officer (*)
32.1	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer (*)

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-124141).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (SEC File No. 333-142319).

(6)	Incorporated by reference to the Company’s Form 8-A/A filed with the SEC on August 24, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2007.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: April 1, 2008

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

10.17	Common Stock Purchase Warrant dated July 2, 2007 to purchase up to 1,000,000 common shares of 180 Connect (Canada) (5)
10.18	Letter Agreement dated July 2, 2007 by and among 180 Connect (Canada), Howard S. Balter and Ilan Slasky (5)
10.19	Reaffirmation and Ratification Agreement dated July 2, 2007 executed and delivered by 180 Connect (Canada) and its subsidiaries (5)
10.20	Amendment Agreement dated July 2, 2007 by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and its subsidiaries (5)

Exhibit No.	Description
10.21	Warrant Letter Agreement dated July 2, 2007 between Laurus Master Fund, Ltd. and the Company (4)
10.22	Tri-Party Letter Agreement dated July 10, 2007 among Laurus Master Fund, Ltd., [180 Connect Inc.], Howard S. Balter and Ilan M. Slasky (5)
10.23	Home Services Provider Agreement dated June 1, 2005 among DIRECTV, Inc., 180 Connect Inc. (a Nevada corporation) and Mountain Center, Inc. (5)
10.24	Form of SAR Exchange Agreement (5)
10.25	Executive Employment Agreement with Mark Burel (5)
10.26	Executive Employment Agreement with Steven Westberg (5)
10.27	Executive Employment Agreement with Peter Giacalone (5)
10.28	Amended Director Employment Agreement with M. Brian McCarthy (5)
10.29	Amendment to M. Brian McCarthy Amended Director Employment Agreement (5)
10.30	Form of Stock Option Agreement (8)
10.31	Form of Restricted Stock Units Agreement (8)
10.32	2007 Long-Term Incentive Plan (8)
31.1	Section 302 Certification by the Chief Executive Officer (*)
31.2	Section 302 Certification by the Chief Financial Officer (*)
32.1	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer (*)

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-124141).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2007.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (SEC File No. 333-142319).

(6)	Incorporated by reference to the Company’s Form 8-A/A filed with the SEC on August 24, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2007.