Form 10-K/A
period 2007-12-31
180 Connect Inc.
filed 2008-04-29
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51456
180 CONNECT INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-2650200 (IRS Employer Identification Number)
6501 E. Belleview Avenue
Englewood, Colorado 80111
(Address of principal executive offices)
Registrant’s Telephone Number, including area code:
(303) 395-6000
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None
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

EXPLANATORY NOTE
     180 Connect Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. This Form 10-K/A is being filed to replace Part III, Items 10 through 14 of the Form 10-K. Except as set forth in this Form 10-K/A, no changes have been made to the Form 10-K, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K. This Form 10-K/A does not reflect events that occurred after the filing of the Form 10-K. The terms “180 Connect,” “we,” “us” and “our” as used in this Form 10-K/A refer to 180 Connect Inc. (formerly known as Ad.Venture Partners, Inc.). Other capitalized terms that are not defined herein are defined in the Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors, Executive Officers

Name	Age	Position/Office
Lawrence J. Askowitz	42	Director
Howard S. Balter	46	Director
Mark Burel	50	Chief Operating Officer
Thomas Calo	60	Director
Peter Giacalone	48	President, Chief Executive Officer and Director
David Hallmen	46	Director
M. Brian McCarthy	56	Chairman of the Board
Jiri Modry	55	Director
Byron Osing	44	Director
Ilan M. Slasky	37	Director
Steven Westberg	53	Chief Financial Officer
     Lawrence J. Askowitz has served as one of our directors since our inception in April 2005. Mr. Askowitz is a founder and partner at Gabriel Advisors, LLC, which advises and acquires communication and media technology companies. Before founding Gabriel Advisors, LLC, from April 2004 to April 2005, Mr. Askowitz was the telecommunication and media technology partner at ZelnickMedia Corporation, a private equity firm that acquires and operates media businesses. Mr. Askowitz was employed by Deutsche Bank in the Telecommunications Corporate Finance Group, where he served as a director from September 2000 through December 2001 and as a managing director and head of the U.S. Wireless Banking practice from January 2002 to September 2003. Mr. Askowitz served as a managing director of Horizon PCS, Inc., a provider of personal communications services under the Sprint brand from October 2004 until July 2005 when it merged into iPCS Inc., another Sprint affiliate. Since November 1, 2005, Mr. Askowitz has served on the Advisory Board of Infogate Online, an IPTV middleware provider.
     Howard S. Balter is one of our directors and served as chairman and chief executive officer of Ad.Venture Partners, Inc. from its inception in April 2005 until the completion of the Arrangement in August 2007. Mr. Balter was chairman and a managing member of Innovation Interactive, LLC, a diversified Internet advertising company, from May 2002 when it was acquired in a management buy-out from Net2Phone, Inc. until its sale in November 2005. Prior to that he was chief executive officer and a director of Net2Phone, Inc., a leading Internet telephony company.
     Mark Burel was appointed Senior Vice President and Chief Operating Officer in August, 2007. He was previously the President and Chief Operating Officer of the American Residential Services subsidiary of The Service Master Company, a national home improvement services company, from 2001 to 2006.
     Thomas Calo was appointed as one of our directors in November 2007. Since 2005, Dr. Calo has been an Assistant Professor at the Franklin P. Perdue School of Business at Salisbury University in Salisbury, Maryland in the area of business ethics and human resource management. Since 2000, Dr. Calo has also worked as an independent management consultant in the areas of human resource management, leadership development, workforce and succession planning, change and transition. From 2004 to 2005, Dr. Calo was the human resources director for Wicomico County and the City of Salisbury, Maryland, and from 1997 to 2000, Dr. Calo served as Senior Vice President, Human Resources for Wachovia Corporation. Dr. Calo holds a doctorate in Education in Human and Organizational Learning from The George Washington University, Washington, D.C.

     Peter Giacalone has been serving as one of our directors and our President and Chief Executive Officer since the completion of the Arrangement in August 2007. From March 2005 until August 2007, he was a director and President and Chief Executive Officer of 180 Connect (Canada). From January 2004 to February 2005, he was Executive Vice President, Customer Satisfaction for DIRECTV, Inc., a digital multi-channel television service provider. From March 1997 to December 2003, he served as Vice President, Finance for The News Corporation Limited, an international media and entertainment company.
     David Hallmen has been serving as one of our directors since the completion of the Arrangement in August 2007. He previously served as one of the directors of 180 Connect (Canada). In addition, Mr. Hallmen is currently a director of Calgary Scientific Inc. and a director of Apparent Networks Inc. He was previously the Chief Operating Officer of ProClarity Inc., a private software company, from 2000 to 2006.
     M. Brian McCarthy has been serving as our Chairman since January 1, 2008. From the closing of the Arrangement in August 2007 through December 31, 2007, Mr. McCarthy served as our Executive Chairman. From September 2006 through August 2007, Mr. McCarthy served as Executive Chairman of 180 Connect (Canada). Previously, Mr. McCarthy served as President of McCarthy & Associates, Consulting from February 2003 to October 2005. Prior thereto, Mr. McCarthy served as Chief Executive Officer, Interlogix Americas, Interlogic, Inc. from December 1997 until February 2002 when Interlogic, Inc. was sold to GE Interlogix. Following the sale, Mr. McCarthy served as Executive Vice President, Technology and Business Strategy of GE Interlogix from February 2002 to January 2003.
     Jiri Modry has been serving as one of our directors since the completion of the Arrangement in August 2007. In addition, Mr. Modry currently operates iFonix Consulting Inc., a consulting business specializing in the development of market, dealer channel and sales organization development. Mr. Modry was the interim chief executive officer of Dorn SPE, Inc., a manufacturer of printing press accessories, for the year 2006. From 2003 to 2006, Mr. Modry was the senior vice president of global sales for General Electric, Security. Prior to his employment with General Electric, Security, Mr. Modry was employed by Impac Technologies, Inc., where he was its chief executive officer from 1999 to 2002.
     Byron Osing has been serving as one of our directors since the completion of the Arrangement in August 2007. He previously served as one of the directors of 180 Connect (Canada). In addition Mr. Osing is the Chairman and Chief Executive Officer of Calgary Scientific Inc. He was Chairman of 180 Connect (Canada) from December 2003 to November 2005 and Chief Executive Officer from April 1999 to December 2003.
     Ilan M. Slasky is one of our directors and served as President of Ad.Venture Partners, Inc. from its inception in April 2005 until the completion of the Arrangement in August 2007. Mr. Slasky was vice chairman and a managing member of Innovation Interactive, LLC from May 2002 until its sale in November 2005. Prior to that he was Chief Financial Officer at Net2phone, Inc. from January 1999 to January 2002.
     Steven Westberg has been Senior Vice President and Chief Financial Officer since the completion of the Arrangement in August 2007. He previously served as Senior Vice President and Chief Financial Officer of 180 Connect (Canada) from November 2006 until August 2007. Previously, during 2006, he was a director and CFO of T&M Group LLC, an acquisition vehicle for a private fashion company. From 2003 to 2006 he was Vice President of Finance for Independence Air and a consultant for Independence Air from 2002 to 2003.

Classified Board
     The Board is divided into three classes, each of which serves for a term to expire on the third annual meeting of his or her election, with only one class of directors being elected at each annual meeting. The members of the Board are subject to reelection as follows:

Year	Director
Annual Meeting in 2008	Messrs. Askowitz, Modry and Osing

Annual Meeting in 2009	Messrs. Hallmen, Calo and Slasky

Annual Meeting in 2010	Messrs. Balter, Giacalone and McCarthy
Audit Committee Financial Expert
     The Board has determined that Mr. Osing is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K promulgated by the SEC. Our audit committee consists of Mr. Osing as chair and Messrs. Askowitz and Hallmen as members.
Nominating and Governance Committee
     The Board has established a nominating and governance committee composed of Mr. Calo as chair and Messrs. Askowitz, Hallmen and Modry as members.
Compensation Committee
     The Board has established a compensation committee composed of Messrs. Hallmen and Askowitz as co-chairs and Messrs. Calo and Modry as members.
Code of Ethics
     We have adopted a code of ethics applicable to our officers and employees in accordance with applicable federal securities laws. We have posted our code of ethics on our website (www.180connect.net), and it is available, free of charge, by contacting our corporate secretary at 180 Connect, Inc., 6501 E. Belleview Ave., Englewood, Colorado 80111. We intend to disclose amendments to or waivers from a required provision of our code of ethics on a Current Report on Form 8-K.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) (“Section 16(a)”) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such Reporting Persons are also required by the SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on our review of forms we received, it is our understanding that Thomas Calo did not file a Form 3, which would have shown no holdings. In addition, Howard S. Balter and Ilan M. Slasky each filed a Form 4 late with respect to the exercise of options by certain third parties (involving three transactions in the case of Mr. Balter and four transactions in the case of Mr. Slasky). All other Section 16(a) filing requirements were satisfied on a timely basis during fiscal year 2007.

Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth the compensation of our named executive officers for each of the fiscal years ended December 31, 2007 and 2006.

							Nonqualified
						Nonequity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards(2)	awards(3)	compensation	earnings	compensation(4)	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Peter Giacalone,	2007	450,000	775,000	192,066	142,241	—	—	14,400	1,573,707
Chief Executive Officer	2006	450,000	150,000	—	—	—	—	14,400	614,400
Howard Balter,	2007	—	—	—	—	—	—	17,341	17,341
Former Chairman of the Board and Chief Executive Officer, current Director(1)	2006	—	—	—	—	—	—	—	—
M. Brian McCarthy,	2007	480,000	2,075,000	176,493	133,961	—	—	14,400	2,879,854
Chairman of the Board	2006	386,000	560,000	—	—	—	—	32,229	978,229
Steven Westberg,	2007	275,000	50,000	10,833	14,199	—	—	62,664	412,696
Chief Financial Officer	2006	21,154	—	—	—	—	—	—	21,154

(1)	Mr. Balter resigned as Chairman and Chief Executive Officer of the Company effective as of August 24, 2007.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to each year for the fair value of shares of restricted stock granted in such year as well as prior fiscal years, determined in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information regarding the assumptions made in the valuation, refer to Note 16, “Stock-Based Compensation and Changes in Shareholder’s Equity,” in the consolidated financial statements in the Form 10-K. These amounts reflect our accounting expense for these awards, as determined in accordance with SFAS 123R, and do not correspond to the actual value that may be realized by the named executive officers.

(3)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to each year for the fair value of stock options and stock appreciation rights (“SARs”) granted to each of the named executive officers, in such years as well as prior fiscal years, as applicable, determined in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information regarding the assumptions made in the valuation, refer to Note 16, “Stock-Based Compensation and Changes in Shareholder’s Equity,” in the consolidated financial statements in the Form 10-K. These amounts reflect our accounting expense for these awards, as determined in accordance with SFAS 123R, and do not correspond to the actual value that may be realized by the named executive officers.

(4)	“All other compensation” consists of auto allowances of $14,400 for Mr. Giacalone in 2007 and 2006, respectively; director fees of $15,850 and medical insurance premium reimbursement of $1,491 for Mr. Balter in 2007; auto allowances of $14,400 and $14,400 for Mr. McCarthy in 2007 and 2006, respectively, and $17,829 for director fees for Mr. McCarthy in 2006; and auto allowance of $4,708 and relocation expense reimbursement for Mr. Westberg of $57,956 in 2007.

Employment Agreements
     We have employment agreements with certain of our named executive officers. The following summary of certain provisions of these employment agreements does not purport to be complete and is subject to and is qualified in its entirety by reference to the actual text of the employment agreements of such named executive officers, copies of which are exhibits to our SEC filings.
Agreement with Mr. Giacalone
     Mr. Giacalone entered into an agreement with 180 Connect (Canada) effective July 2006. The term of employment will expire on March 1, 2009, subject to extension or earlier termination. Under the terms of the agreement, Mr. Giacalone is entitled to an annual base salary of $450,000. In addition to receiving a base salary, Mr. Giacalone is also entitled to participate in the incentive compensation programs established from time to time.
     The agreement may be terminated by the Company without notice or cause upon the payment of: (a) an amount equal to two times Mr. Giacalone’s annual base salary; (b) any earned but unpaid compensation that is earned under the employment agreement through the effective date of the termination; (c) any and all vested and earned but unpaid amounts payable pursuant to any applicable incentive or deferred compensation plans; and (d) payment for continuation of insurance benefits for 18 months (collectively, such payments are the “Severance Payment.”). The agreement may also be terminated by Mr. Giacalone upon 180 days prior notice, in which case no Severance Payment will be payable, or in the event of a material breach of the agreement, a material change in position or compensation to the material detriment of Mr. Giacalone or a change of control, each of which events are referred to as “Good Reason”.
     In the event that we do not renew or extend the agreement, Mr. Giacalone is terminated without cause or Mr. Giacalone terminates his agreement for Good Reason, Mr. Giacalone is entitled to the Severance Payment. Mr. Giacalone has agreed that for a period of one year following the termination of his employment, he will not, directly or indirectly, work for a competing business in any capacity that involves assisting a competing business to provide or market a conflicting product in New York, Colorado, or Arizona or contact or solicit any of our customers or solicit, hire or induce any of our employees to leave employment. Mr. Giacalone’s agreement also contains standard confidentiality and nondisclosure provisions.
Agreement with Mr. McCarthy
     Effective as of September 30, 2006, 180 Connect (Canada) and Mr. McCarthy amended a previously existing employment agreement, which provided that he shall serve as the Executive Chairman of 180 Connect (Canada)’s board of directors. The three-year agreement provided that Mr. McCarthy receives an annual base salary of $480,000 and is eligible to receive a bonus up to 100% of the base salary and long-term incentive awards of up to $900,000 share units. The agreement provided that upon termination of Mr. McCarthy without cause, or upon resignation of Mr. McCarthy for reasons specified in the agreement, he is entitled to receive a severance payment of one and half times his then current base salary. In the event of a change of control, Mr. McCarthy is entitled to a severance payment equal to two times his then current base salary if he is terminated without cause, or resigns for reasons specified in the agreement.

     On August 3, 2007, Mr. McCarthy entered into a further amendment to his agreement. Pursuant to the amendment, Mr. McCarthy’s agreement shall continue in full force and effect until December 31, 2007. For the 2008 calendar year, Mr. McCarthy will serve as the non-executive Chairman of the Board of Directors on a part-time basis, and during the 2008 calendar year, he will receive $240,000 as an annual salary and is entitled to receive a bonus of up to 100% of his annual salary. From January 1, 2009 to September 1, 2009, Mr. McCarthy will continue to serve as the non-executive Chairman of the Board of Directors at an annual board remuneration of $75,000, but is not entitled to receive a bonus. After October 1, 2009, Mr. McCarthy will continue to serve as a director until the expiration of his term as a director, for which he will be compensated at the level at which the independent directors of the Company are compensated. In consideration for Mr. McCarthy’s agreement to terminate his agreement prior to the end of its term, Mr. McCarthy (i) received a cash severance payment in the amount of $400,000 on December 31, 2007, and (ii) his rights to receive long-term incentive awards was revised to 170,000 restricted stock units and 170,000 share appreciation rights or stock options instead of an award up to $900,000 share units.
Agreement with Mr. Westberg
     Mr. Westberg entered into an agreement with 180 Connect (Canada) effective December 1, 2006. The term of employment will expire on December 1, 2009, subject to extension or earlier termination. Under the terms of the agreement, Mr. Westberg is entitled to an annual base salary of $275,000. In addition to receiving a base salary, Mr. Westberg is also entitled to participate in the incentive compensation programs established from time to time.
     The agreement may be terminated by the Company without notice or cause upon the payment of: (a) an amount equal to one and one-half times Mr. Westberg’s annual base salary; (b) any earned but unpaid compensation that is earned under the employment agreement through the effective date of the termination; (c) any and all vested and earned but unpaid amounts payable pursuant to any applicable incentive or deferred compensation plans; and (d) payment for continuation of insurance benefits for one year (collectively, such payments are the “Severance Payment.”). The agreement may also be terminated by Mr. Westberg upon 180 days prior notice, in which case no Severance Payment will be payable, or in the event of a material breach of the agreement, a material change in position or compensation to the material detriment of Mr. Westberg or a change of control, each of which events are referred to as “Good Reason”.
     In the event that we do not renew or extend the agreement, Mr. Westberg is terminated without cause or Mr. Westberg terminates his agreement for Good Reason, Mr. Westberg is entitled to the Severance Payment. Mr. Westberg has agreed that for a period of one year following the termination of his employment, he will not, directly or indirectly, work for a competing business in any capacity that involves assisting a competing business to provide or market a conflicting product in New York, Colorado, or Arizona or contact or solicit any of our customers or solicit, hire or induce any of our employees to leave employment. Mr. Westberg’s agreement also contains standard confidentiality and nondisclosure provisions.

Outstanding Equity Awards at Fiscal Year-End

	Option awards						Stock awards
Equity
incentive
										Equity	plan
				Equity						incentive	awards:
				incentive						plan	Market or
				plan						awards:	payout
				awards:					Market	Number of	value of
	Number of	Number of		Number of			Number of		value of	unearned	unearned
	securities	securities		securities			shares or		shares of	shares,	shares,
	underlying	underlying		underlying			units of		units of	units or	units or
	unexercised	unexercised		unexercised	Option		stock that		stock that	other rights	other rights
	options	options		unearned	exercise		have not		have not	that have	that have
	(#)	(#)		options	price	Option	vested		vested	not vested	not vested
Name	exercisable	unexercisable		(#)	($)	expiration date	(#)		($)(6)	(#)	($)
Peter Giacalone	15,000	45,000	(1)	—	$2.50	12/6/11	185,000	(4)	$259,000	—	—
	—	185,000	(2)		$3.25	9/5/14
Howard Balter	—	—		—	—	—	—		—	—	—
M. Brian McCarthy	15,000	45,000	(1)	—	$2.50	12/6/11	170,000	(4)	$238,000	—	—
	—	170,000	(2)		$3.25	9/5/14
Steven Westberg	2,000	5,999	(1)	—	$2.50	12/6/11	40,000	(5)	$56,000	—	—
	—	60,000	(3)		$3.25	9/5/14

(1)	These SARs vest and become exercisable in equal installments on December 6, 2008, 2009 and 2010.

(2)	These options vest and become exercisable in equal installments on March 1, 2008 and September 5, 2008, 2009 and 2010.

(3)	These options vest and become exercisable in equal installments on September 5, 2008, 2009, 2010 and 2011.

(4)	These restricted stock units vest and become exercisable in equal installments on March 1, 2008 and September 5, 2008, 2009 and 2010.

(5)	These restricted stock units vest and become exercisable in equal installments on September 5, 2008, 2009, 2010 and 2011.

(6)	Based on the closing price on December 31, 2007 of $1.40 per share of common stock.

Director Compensation Table
     The following table sets forth the compensation earned for the fiscal year ended December 31, 2007 by our non-employee directors.

					Nonqualified
				Non-equity	deferred
	Fees earned or	Stock	Option	incentive plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($) (1)	($)
Lawrence J. Askowitz	28,045	—	—	—	—	—	28,045
Thomas Joseph Calo	13,250	—	—	—	—	—	13,250
David Hallmen	55,375	—	—	—	—	—	55,375
Jiri Modry	20,005	—	—	—	—	—	20,005
Byron Osing	62,750	—	—	—	—	—	62,750
Ilan M. Slasky	15,850	—	—	—	—	1,491	17,341
Joel Meltzner	—	—	—	—	—	—	—
Shlomo Kalish	—	—	—	—	—	—	—

(1)	“All other compensation” for Mr. Slasky consists of medical insurance premium reimbursement of $1,491.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth certain information with respect to our equity incentive plans as of December 31, 2007:

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,376,650	$2.10	20,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,376,650	$2.10	20,000

(1)	Consists of 1,980,000 restricted stock units and options issued pursuant to the Company’s 2007 Long Term Incentive Plan, 167,999 SARs issued in 2006 and options issued in connection with our 2003 acquisition of a minority interest in Cable Play Inc. For further details regarding our equity compensation plans, see to Note 16, “Stock-Based Compensation and Changes in Shareholder’s Equity,” in the consolidated financial statements in the Form 10-K.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership as of April 18, 2008 of our common stock by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors and named executive officers; and

•	all of our executive officers and directors as a group.
     Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below. The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 23,708,792 shares of common stock outstanding as of April 18, 2008. This table is based on information supplied by our officers, directors and principal shareholders and on Schedules 13D and 13G filed with the SEC.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percent of Class
Howard S. Balter(1)	3,631,511	(2)	14.3%
Ilan M. Slasky(1)	2,482,782	(3)	9.9%
Lawrence J. Askowitz(1)	45,000		*
M. Brian McCarthy(1)	157,500	(4)	*
Peter Giacalone(1)	302,500	(5)	*
David Hallmen(1)	125,522	(6)	*
Byron Osing(1)	1,225,000	(7)	5.1%
Jiri Modry(1)	0		*
Thomas Calo(1)	0		*
Steven Westberg(1)	2,000	(8)	*
Creative Vistas Inc. 2100 Forbes Street, Unit 8-10, Whitby, Ontario L1N 9T3 Canada	3,124,407	(9)	12.9%
Magnetar Capital Partners LP Supernova Management LLC Alec N. Litowitz c/o Magnetar Capital LLC 1603 Orrington Ave. Evanston, Illinois 60201	1,300,688	(10)	5.4%
Quaker Capital Management Corporation 401 Wood Street, Suite 1300 Pittsburgh, PA 15222	1,328,360	(11)	5.6%
Millenco, LLC 666 Fifth Avenue, 8th Floor New York, New York 10103	1,969,304	(12)	8.3%
All directors and executive officers as a group (10 individuals)	7,971,815	(13)	29.4%

*	Less than 1%.

(1)	The business address is c/o 180 Connect Inc., 6501 E. Belleview Avenue, Englewood, Colorado 80111.

(2)	Includes (i) 1,005,829 shares held by Mr. Balter; (ii) 1,729,602 shares which may be purchased upon exercise of warrants that were exercisable as of April 18, 2008, or within 60 days of such date; (iii) 300,000 shares held by H. Balter 2007 Associates, LLC, of which Mr. Balter is sole non-managing member; (iv) 200,000 shares held by The Howard S. Balter 2007 Grantor Retained Annuity Trust II; (v) 95,000 shares held by 180 Connect Disposition LLC; (vi) 222,000 shares held by Myrna Weinberger TTEE, Balter Family Trust U/A DTD 11/17/1997; (vii) 24,360 shares which may be sold upon exercise of options held by certain third parties that were exercisable as of April 18, 2008, or within 60 days of such date; and (viii) 1,760 shares which may be sold upon exercise of options that were exercisable as of April 18, 2008, or within 60 days of such date, which Mr. Balter has agreed to sell to certain third parties. Mr. Balter disclaims beneficial ownership of the shares held by Myrna Weinberger TTEE, Balter Family Trust U/A DTD 11/17/1997.

(3)	Includes (i) 676,500 shares held by Mr. Slasky; (ii) 300,000 shares held by the Ilan Slasky 2007 Grantor Retained Annuity Trust (the “Slasky GRAT”); (iii) 216,484 shares held jointly with Reva Slasky; (iv) 1,264,798 shares held jointly with Reva Slasky which may be purchased upon exercise of warrants that were exercisable as of April 18, 2008, or within 60 days of such date; and (v) 25,000 shares which may be sold upon exercise of options held by certain third parties that were exercisable as of April 18, 2008, or within 60 days of such date.

(4)	Includes (i) 42,500 shares which may be purchased upon exercise of options that were exercisable as of April 18, 2008, or within 60 days of such date; (ii) 42,500 shares which may be purchased upon exercise of restricted stock units that were exercisable as of April 18, 2008, or within 60 days of such date; and (iii) 15,000 shares which may be purchased upon exercise of SARs that were exercisable as of April 18, 2008, or within 60 days of such date.

(5)	Includes (i) 46,250 shares which may be purchased upon exercise of options that were exercisable as of April 18, 2008, or within 60 days of such date; (ii) 46,250 shares which may be purchased upon exercise of restricted stock units that were exercisable as of April 18, 2008, or within 60 days of such date; and (iii) 15,000 shares which may be purchased upon exercise of SARs that were exercisable as of April 18, 2008, or within 60 days of such date.

(6)	Includes 51,657 shares which may be purchased upon exercise of options that were exercisable as of April 18, 2008, or within 60 days of such date.

(7)	Includes 85,233 shares which may be purchased upon exercise of options that were exercisable as of April 18, 2008, or within 60 days of such date.

(8)	Includes 2,000 shares which may be purchased upon exercise of SARs that were exercisable as of April 18, 2008, or within 60 days of such date.

(9)	Includes 450,000 shares issuable upon exercise of outstanding warrants within 60 days of April18, 2008.

(10)	Derived from a jointly-filed Schedule 13D, dated April 18, 2008, filed by Magnetar Investment Management, LLC, a Delaware limited liability company, Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and Mr. Alex N. Litowitz (“Mr. Litowitz”). As of April 18, 2008, each of Magnetar Capital Partners, Supernova Management, and Mr. Litowitz may be deemed to be the beneficial owner of 1,300,688 shares of common stock, including 266,393 shares of common stock issuable upon exercise of warrants by Magnetar Capital Master Fund, Ltd.

(11)	Derived from a jointly-filed Schedule 13D, dated August 24, 2007, filed by Quaker Capital Management Corporation, a Pennsylania corporation (“Quaker Capital Management”), Quaker Capital Partners I, LP, a Delaware limited partnership, Quaker Capital Partners II, LP, a Delaware limited partnership, Quaker Premier, LP, a Delaware limited partnership, Quaker Premier II, LP, a Delaware limited partnership, and Mr. Mark G. Schoeppner. As of August 24, 2007, Quaker Capital Management may be deemed to be the beneficial owner of 1,328,360 shares of common stock.

(12)	Derived from a jointly-filed Schedule 13D, dated August 24, 2007, filed by Millenco, LLC, a Delaware limited liability company (formerly Millenco, L.P., a Delaware limited partnership) (“Millenco”), Millennium Management, LLC, a Delaware limited liability company (“Millennium Management”), and Israel A. Englander (“Mr. Englander”). As of August 24, 2007, each of Millenco, Millennium Management, and Mr. Englander may be deemed to be the beneficial owner of 1,969,304 warrants to purchase shares of common stock.

(13)	Includes (i) 2,994,400 shares which may be purchased upon exercise of warrants that were exercisable as of April 18, 2008, or within 60 days of such date; (ii) 276,760 shares which may be purchased upon exercise of options that were exercisable as of April 18, 2008, or within 60 days of such date; (iii) 88,750 shares which may be purchased upon exercise of restricted stock units that were exercisable as of April 18, 2008, or within 60 days of such date; and (iv) 32,000 shares which may be purchased upon exercise of SARs that were exercisable as of April 18, 2008, or within 60 days of such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
     On July 2, 2007, Laurus and 180 Connect (Canada) entered into an amendment of the existing 180 Connect (Canada) credit facility, whereby Laurus increased 180 Connect (Canada)’s revolving credit facility from $37.0 million to $45.0 million until the completion of the Arrangement. In addition, Laurus also agreed to extend the maturity of the over-advance facility from July 31, 2007 until the completion of the Arrangement. In connection with this financing, Messrs. Balter and Slasky agreed to provide a limited recourse guaranty for a portion of the additional financing Laurus provided to 180 Connect (Canada) by placing $7.0 million in cash in a brokerage account, which was pledged to Laurus. The cash in the account was used solely to purchase shares of Ad.Venture common stock, which was deposited into the brokerage account as replacement collateral. Upon the consummation of the Arrangement, the $7.0 million was released back to Messrs. Balter and Slasky.
     As consideration for the guaranty and pledge, pursuant to the an agreement among 180 Connect (Canada), and Messrs. Balter and Slasky, 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky up to $150,000 for their fees and expenses in connection with the guaranty and pledge.
     In accordance with their agreements with 180 Connect (Canada), three of 180 Connect (Canada)’s directors received bonuses upon closing of the arrangement. Mr. McCarthy was paid a bonus of $1.6 million, Mr. Anton Simunovic was paid a bonus of $150,000 and Mr. Giacalone was paid a bonus of $225,000. In compliance with 180 Connect (Canada)’s policy on conflicts of interest, each of these directors declared their interest and abstained from voting in connection with the approval by 180 Connect (Canada)’s board of directors of the arrangement agreement and the transactions contemplated thereunder.
Loans
     As of August 8, 2007, Messrs. Balter and Slasky had loaned Ad.Venture approximately $900,000 on an interest-free basis to cover operating expenses. The loans were repaid upon consummation of the Arrangement, and we reimbursed Messrs. Balter and Slasky for any tax liabilities they may have incurred as a result of any imputed interest income related to the notes.
Director Independence
     The Board has determined that Messrs. Askowitz, Hallmen, Calo, Modry and Osing qualify as independent under the rules of the Nasdaq Global Market. Our common stock, units and warrants are traded on the OTC Bulletin Board.
Item 14. Principal Accountant Fee and Services
     The following table is a summary of the fees billed to 180 Connect for professional services for the years ended December 31, 2007 and 2006. Our auditor was Eisner LLP through the completion of the Arrangement and following the completion of the Arrangement was Ernst & Young LLP.

	Year ended December 31,
Fee Category	2007	2006
Audit Fees	$1,167,126	$66,000
Audit-Related Fees	—	—
Tax Fees	41,674	—
All Other Fees	782,023	—

Total Fees	$1,990,824	$66,000

A description of the types of services provided in each category is as follows:
Audit Fees. Consists of the fees associated with the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports.
Audit-Related Fees. Our auditors did not provide any audit-related services in 2006 or 2007.
Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.
All Other Fees. Consists of fees associated with the review of registration statements and other documents filed with the SEC by the Company in connection with the Arrangement.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors
     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to us constitute not more than 5% of the total amount of fees paid by us to our independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by us at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.

PART IV
Item 15. Exhibits and Financial Statements Schedules
Item 15 of the Form 10-K is amended by the addition of the following exhibits:

31.3	Section 302 Certification from Chief Executive Officer

31.4	Section 302 Certification from Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008	By:	/s/ Steven Westberg
Steven Westberg
Chief Financial Officer