Form 10-Q
period 2008-03-31
180 Connect Inc.
filed 2008-05-15
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☒
As of May 9, 2008, there were 24,312,648 shares of the Registrant’s Common Stock issued and outstanding which excludes 1,657,504 exchangeable shares and 500,000 shares of common stock held in the Company’s treasury.

180 Connect Inc.
Form 10-Q
Quarter Ended March 31, 2008

PART I. — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
Consolidated Financial Statements
180 Connect Inc.
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,697,153	$366,449
Accounts receivable (less allowance for doubtful accounts of $4,723,724 and $3,750,200, respectively)	36,614,481	48,378,339
Inventory	14,632,276	20,180,167
Restricted cash	8,494,616	10,169,108
Prepaid expenses and other assets	5,973,681	9,378,519

TOTAL CURRENT ASSETS	67,412,207	88,472,582

Property, plant and equipment	31,588,576	34,906,750
Goodwill	11,034,723	11,034,723
Customer contracts, net	20,465,338	21,391,257
Other assets	2,511,074	2,478,839

TOTAL ASSETS	$133,011,918	$158,284,151

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$59,856,001	$79,115,651
Current portion of long-term debt	30,162,746	27,769,301
Fair value of derivative financial instruments	157,999	122,168
Current portion of capital lease obligations	11,093,413	11,628,142

TOTAL CURRENT LIABILITIES	101,270,159	118,635,262

Income tax liability	224,063	191,580
Capital lease obligations	14,795,706	17,246,267

TOTAL LIABILITIES	116,289,928	136,073,109

Commitments and contingencies (Notes 5 and 12)

Shareholders’ Equity
Common stock $.0001 par value; authorized 100,000,000, Issued and outstanding shares 25,520,152 at March 31, 2008 and December 31, 2007	2,552	2,552
Paid-in capital	130,525,123	130,096,083
Treasury stock, 500,000 shares at March 31, 2008 and December 31, 2007 respectively	(224,019)	(224,019)
Accumulated deficit	(113,892,539)	(107,898,597)
Accumulated other comprehensive income	310,873	235,023

TOTAL SHAREHOLDERS’ EQUITY	16,721,990	22,211,042

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,011,918	$158,284,151

See accompanying notes

180 Connect Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue	$94,208,200	$91,556,785
Expenses
Direct expenses	87,903,038	82,928,200
General and administrative (1)	6,024,905	5,037,953
Foreign exchange loss	—	11,138
Restructuring costs	—	275,000
Depreciation	3,427,698	2,715,565
Amortization of customer contracts	920,033	920,376
Other expense:
Interest and loan fees	1,582,132	2,976,134
Loss on sale of assets	85,093	71,778
Loss on change in fair value of derivative liabilities	35,831	2,786,391

Loss from continuing operations before income tax expense	(5,770,530)	(6,165,750)
Income tax expense	214,077	74,000

Loss from continuing operations	(5,984,607)	(6,239,750)
Income (loss) from discontinued operations, net of income taxes of $0 for March 31, 2008 and March 31, 2007	(9,335)	250,683

Net loss for the period	$(5,993,942)	$(5,989,067)

Net loss per share from continuing operations:
Basic and diluted	$(0.23)	$(0.42)
Net loss per share:
Basic and diluted	$(0.23)	$(0.41)

Weighted average number of shares outstanding — basic and diluted	25,520,152	14,689,112

(1)	General and administrative includes stock-based compensation of $518,244, and $0 for the three months ended March 31, 2008, and March 31, 2007, respectively.
See accompanying notes

180 Connect Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common					Accumulated Other
	Stock					Compre-
	Out-					hensive
	standing	Common		Treasury	Accumulated	Income
	Shares	Stock	Paid in Capital	Stock	Deficit	(loss)	Total
Balances at December 31, 2007	25,520,152	$2,552	$130,096,083	$(224,019)	$(107,898,597)	$235,023	$22,211,042
Issuance costs attributed to reverse merger	—	—	(89,204)	—	—	—	(89,204)
Stock-based compensation	—	—	518,244	—	—	—	518,244
Foreign currency translation adjustment	—	—	—	—	—	75,850	75,850
Net loss	—	—	—	—	(5,993,942)	—	(5,993,942)

Balances at March 31, 2008	25,520,152	$2,552	$130,525,123	$(224,019)	$(113,892,539)	$310,873	$16,721,990

180 Connect Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Net loss	$(5,993,942)	$(5,989,067)
Other comprehensive income:
Foreign currency translation	75,850	—

Comprehensive loss	$(5,918,092)	$(5,989,067)

See accompanying notes

180 Connect Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash provided by (used in) the following activities:
Operating
Loss from continuing operations	$(5,984,607)	$(6,239,750)
Add (deduct) items not affecting cash:
Depreciation, amortization and impairment	4,347,731	3,635,941
Non-cash interest expense	576,810	1,088,373
Stock-based compensation	518,244	—
Loss on change in fair value of derivative liabilities	35,831	2,786,391
Loss on sale of assets	85,093	71,778
Other	75,130	4,171
Changes in non-cash working capital balances related to operations:
Accounts receivable	11,763,858	13,732,512
Inventory	5,547,891	(600,343)
Other current assets	660,389	(878,414)
Insurance premium deposits	2,744,449	2,197,137
Other assets	(304,799)	(1,102,064)
Restricted cash	1,674,492	1,481,437
Accounts payable and accrued liabilities	(19,227,168)	(17,678,958)
Operating cash flows from discontinued operations	(2,827)	291,115

Total cash provided by (used in) operating activities	2,510,517	(1,210,674)

Investing
Purchase of property, plant and equipment	(264,172)	(699,342)

Total cash used in investing activities	(264,172)	(699,342)

Financing
Repayment of capital lease obligations	(2,916,356)	(3,491,760)
Repayment of debt	(2,000,001)	(1,333,334)
Proceeds from share issuance	—	29,408
Issuance costs on reverse merger	(89,204)	—
Borrowings under the Revolving credit facility	4,089,201	5,098,563

Total cash provided by (used in) financing activities	(916,360)	302,877

Effect of exchange rates on cash and cash equivalents	719	(4,171)

Net increase (decrease) in cash and cash equivalents during the period	1,330,704	(1,611,310)
Cash and cash equivalents, beginning of period	366,449	2,904,098

Cash and cash equivalents, end of period	$1,697,153	$1,292,788

Supplemental cash flow information:
Interest paid	$803,752	$2,105,346

Income taxes paid	$124,405	$12,595

Supplemental disclosure of non-cash investing and financing transactions:
For the three months ended March 31, 2008 and March 31, 2007, the Company entered into additional vehicle capital lease obligations of $277,094 and $689,382, respectively.
See accompanying notes

180 Connect Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
     On August 24, 2007, the plan of arrangement (the “Arrangement”) pursuant to the arrangement agreement dated as of March 13, 2007, as amended, by and among Ad.Venture Partners, Inc. (“AVP”), 180 Connect Exchangeco Inc., a wholly owned subsidiary of the Company (“Purchaser”) and 180 Connect Inc., a corporation incorporated under the laws of Canada (“180 Connect (Canada)”), was consummated. Pursuant to the Arrangement, the Purchaser acquired all of the outstanding common shares of 180 Connect (Canada) in exchange for either shares of Company common stock, exchangeable shares of Purchaser that are exchangeable into shares of Company common stock at the option of the holder (“exchangeable shares”), or a combination of Company common stock and exchangeable shares of Purchaser. Effective upon the consummation of the Arrangement, AVP changed its name to 180 Connect Inc. (the “Company”).
     The interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim consolidated financial statements and include 180 Connect Inc. and its subsidiaries (the “Company”). The notes presented in these interim consolidated financial statements include only significant events and transactions occurring since the Company’s last fiscal year and are not fully inclusive of all matters normally disclosed in the Company’s annual audited consolidated financial statements. As a result, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Form 10-K for the year ended December 31, 2007.
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
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
     Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the current year presentation.
Nature of the Business
     The Company provides installation, integration and fulfillment services to the home entertainment, communications and home integration service industries. The principal market for the Company’s services is the United States. The Company’s customers include providers of satellite, cable and broadband media services as well as home builders, developers and municipalities.
     Consolidation in the media and communications industry has created national carriers, many of whom provide an integrated suite of advanced video, data and voice services to residential and commercial subscribers. Many of these national carriers made the strategic decision to outsource the majority of the physical implementation of their services, leading to the creation of a large and highly competitive technical support services industry, of which the Company is a member (Note 14).
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

Seasonality
     The Company needs working capital to support seasonal variations in its business. Subscriber growth, and thus the revenue earned by the Company, tends to be higher in the third and fourth quarters of the year. The Company generally experiences seasonal working capital needs from approximately January through June.
2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This Statement:
•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

•	Amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
     SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year that commences on January 1, 2007. The application of this pronouncement had no material impact on the financial position or results of the Company’s operations.
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates and requires disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. The provisions of SFAS 157 are applicable to recurring and nonrecurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.
Basis of Fair Value Measurement (Valuation Hierarchy)
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 —	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets

Level 2 —	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

Level 3 —	Unobservable inputs that are significant to the fair value measurement

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     The following table summarizes the valuation of the Company’s derivative financial instruments by the above SFAS 157 fair value hierarchy levels as of March 31, 2008 (Note 6):

	Fair value measurements
	at March 31, 2008
	using:
Description	Total	Level 2
Fair value of derivative financial instruments	$157,999	$157,999
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company did not electively adopt SFAS 159 in the three months ended March 31, 2008.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable GAAP in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS 160, to its financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133. This statement applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133 and related hedge items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 131 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.
3. RESTRICTED CASH
     As at March 31, 2008 and December 31, 2007, the Company had restricted cash, in the form of term deposits of approximately $8.5 million and $10.2 million, respectively. These term deposits are primarily used to collateralize obligations associated with its insurance program. Interest earned of 3% to 5% on these funds is received monthly and is not subject to restriction.

     During the first quarter of 2008, as a result of a reduction in the Company’s insurance obligations, the Company negotiated a reduction in the Company’s required letter of credit (“LOC”). The LOC requirement, which is collateralized with the Company’s restricted cash, was reduced by $1.7 million.
4. GOODWILL AND CUSTOMER CONTRACTS
     The carrying amount of goodwill and customer contracts is as follows:

	March 31, 2008	December 31, 2007
Goodwill	$11,034,723	$11,034,723

	March 31, 2008	December 31, 2007
Customer Contracts:	$36,498,372	$36,498,372
Accumulated amortization	(16,033,034)	(15,107,115)

Net	$20,465,338	$21,391,257

     Amortization expense charged to continuing operations for the three months ended March 31, 2008 and March 31, 2007 was $920,033 and $920,376, respectively. The three months ended March 31, 2008 and March 31, 2007 included amortization of $5,886 and zero, respectively, in loss from discontinued operations.
     Estimated future amortization expense is as follows:

2008 (remainder)	$2,755,584
2009	3,681,503
2010	3,681,503
2011	3,681,503
2012	3,681,503
Thereafter	2,983,742

Total	$20,465,338

5. LONG-TERM DEBT AND COMMON STOCK PURCHASE WARRANTS
     Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Revolving credit facility of up to $37,000,000 bearing interest at prime plus 3% to 5%, subject to a minimum interest rate of 10% to 11% with interest payable monthly. The revolving credit facility is subject to 180 Connect (NV)’s (as defined below) eligible trade receivables and inventory as per the debt agreement and collateralized by 180 Connect (NV)’s real and personal property. At March 31, 2008, the interest rate of the revolving credit facility was 10% with an effective interest rate of 13%. At December 31, 2007, the interest rate of the revolving credit facility was 10.75% with an effective interest rate of 14.3%. Repayment is due on or before July 31, 2009. The credit facility may be borrowed, repaid, and reborrowed in accordance with the terms of the Security and Purchase Agreement. As of March 31, 2008 and December 31, 2007, the revolving credit facility has $1,034,596 and $1,228,583 of unamortized discount attributed to warrants issued to the Company’s lender
	$24,716,452	$20,433,263
Term note, bearing interest at prime plus 5%, subject to a minimum interest rate of 12% and interest is payable monthly. At March 31, 2008, the interest rate was 12% with an effective interest rate of 19.8%. At December 31, 2007, the interest rate was 12.75% with an effective interest rate of 20.4%. Repayments of the term note commenced on February 1, 2007 for $666,667 per month, with the final payment due on December 1, 2008. As of March 31, 2008 and December 31, 2007, the term note has $220,368 and $330,625 of unamortized discount attributed to warrants issued to the Company’s lender	5,446,294	7,336,038

Total debt	30,162,746	27,769,301
Less: current portion	(30,162,746)	(27,769,301)

Total long-term debt	$—	$—

     Pursuant to the original terms of the debt agreement with Laurus Master Fund, Ltd (“Laurus” or the “Company’s lender”), 180 Connect Inc. a Nevada corporation and a wholly-owned subsidiary of the Company (“180 Connect (NV)”), had available a maximum amount of $57 million of debt comprising a term facility (the “Term Loan”) of $20 million and a combined revolving credit facility (the “Revolver”) and over-advance facility of up to $37 million. The Revolver is subject to the Company’s eligible trade receivables as per the debt agreement. For the period of August 1, 2006 to July 31, 2007, 180 Connect (NV) was able to draw in excess of the eligible trade receivables and inventory an over-advance amount up to $9 million but not to exceed an aggregate amount of $37 million. After July 31, 2007, the over-advance became part of the Revolver; this was further extended to August 24, 2007 as discussed below. The interest rates on the debt range from prime plus 3% to prime plus 5%, subject to a minimum interest rate of 10% to 12%, and are therefore subject to risks relating to interest rate fluctuations. Monthly Term Loan repayments in the amount of $666,667 commenced February 1, 2007. As of March 31, 2008, 180 Connect (NV) had availability of $1.3 million under the Revolver.
     The debt agreement contains no financial covenants but includes other covenants and events of default typical for credit facilities of this nature. This facility is collateralized by a security interest in all of the assets of 180 Connect (NV). 180 Connect (NV) obtained a waiver from Laurus with regards to the Arrangement; as the transaction constituted a merger and change of control as defined in the debt agreement.
     In connection with the debt agreement, in August 2006, 180 Connect (Canada) issued a warrant to Laurus to purchase up to 1,200,000 shares of common stock for nominal consideration of Canadian $0.01 per share, having a term of seven years. Laurus agreed not to sell any common shares of 180 Connect (Canada) issuable upon exercise of the warrants for a period of 12 months following the date of issuance of the warrants. Thereafter, Laurus may, at its option and assuming exercise of the warrants, sell up to 150,000 common shares of 180 Connect (Canada) per calendar quarter (on a cumulative basis) over each of the following eight quarters. On April 2, 2007, Laurus exercised its right under the warrants to purchase the 1,200,000 common shares.

     The common stock purchase warrants were valued at $3,286,967, net of issuance costs of $299,165, using the Black-Scholes option pricing model using the following variables: volatility of 76.64%, expected life of seven years, a risk free interest rate of 4.5% and a dividend of zero. The fair value of the loan was measured using a three-year maturity and the present value of the cash payments of interest and principal due under the terms of the debt agreement discounted at a rate of 17.5% which approximates a similar non-convertible financial instrument with comparable terms and risk. Under Emerging Issues Task Force Issue EITF No.00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and Accounting Principles Board Opinion No.14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB Opinion 14”) the fair value of warrants issued in connection with the stock purchase warrants would be recorded as a reduction to the proceeds from the issuance of long-term debt, with the offset to additional paid-in capital. Through March 31, 2008, the Company had recorded $2,331,168 of accretion expense in the consolidated statements of operations. The Company paid $3,515,471 of issuance costs to complete the long-term debt financing; these costs are in other assets and are being amortized over the three-year period to maturity of the debt agreement with Laurus.
     On July 2, 2007, 180 Connect (NV) entered into an amendment agreement with Laurus securing additional interim financing to fund working capital until August 24, 2007. In connection with the amendment agreement, 180 Connect (Canada) issued Laurus a warrant to purchase 600,000 shares of 180 Connect (Canada)’s common stock at an exercise price of $4.35 per share, the adjusted market price of 180 Connect (Canada)’s common stock at the time of issue (the “July Warrant”). The July Warrant was valued at $1,525,639, using the Black-Scholes option pricing model using the following variables: volatility of 61%, expected life of five years, a risk free interest rate of 4.25% and a dividend of zero. Thereafter, on August 24, 2007, in connection with consummation of the Arrangement, Laurus received a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $4.01 per share (the “August Warrant”). The August Warrant was valued at $558,258 using the same pricing model and variables as the July Warrant described above. In 2007, the Company recorded an expense in interest and loan fees in the consolidated statements of operations for $2,083,897 an increase to paid in capital, respectively, as the bridge financing loans have expired.
     During the third quarter of 2007, the Company entered into a settlement with Laurus with respect to a dispute over an alleged misrepresentation and event of default under the provisions of the Laurus debt agreements that Laurus alleged occurred as a result of the repayment of the convertible debentures after consummation of the Arrangement. Pursuant to the terms of the settlement, the Company agreed to reduce the exercise price of the warrants issued by Laurus. With respect to the July Warrant, the exercise price for the first 450,000 shares of the Company’s common stock exercised by Laurus was reduced from $4.35 to $0.01 per share, and the remaining 150,000 shares of common stock exercised by Laurus was reduced from $4.35 to $3.00 per share. In addition, the exercise price of the August Warrant was reduced from $4.01 to $3.00 per share. The common stock purchase warrants were re-valued immediately before and after the re-pricing, using the Black-Scholes option pricing model using the following variables: volatility of 61%, expected life of five years, a risk free interest rate of 4.25% and a dividend of zero. The re-pricing of the warrants increased the fair value of warrants by an additional $719,399. In 2007, the Company recorded this re-pricing adjustment as an expense in interest and loan fees in the consolidated statement of operations and increased paid-in capital. During the first quarter of 2008, Laurus sold 450,000 of its $0.01 July Warrants to Creative Vistas, Inc. Subsequent to March 31, 2008, Creative Vistas Inc. exercised its right under the warrant to purchase 450,000 common shares.
     The Revolver requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified as a current liability on the balance sheet in accordance with the EITF No. 95-22. The acceleration clause could allow the Company’s lender to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties. The Company believes that no such material adverse change has occurred; further, as of May 9, 2008, the Company’s lender had not informed the Company that any such event had occurred.

6. WARRANTS AND DERIVATIVE FINANCIAL INSTRUMENTS
     The warrants issued in connection with 180 Connect (Canada)’s March 22, 2006 private placement (the “PIPE Warrants”) are presented as a liability because they do not meet the criteria of EITF 00-19 for equity classification. Subsequent changes in fair value are recorded in the consolidated statements of operations. The PIPE Warrants, which have a four-year term, are exercisable into 942,060 of the Company’s common shares at an exercise price of $4.3311 per share.
     The Company determined the fair value of the PIPE Warrants at March 31, 2008, using a Black-Scholes pricing model. The following assumptions were used for the Black-Scholes pricing model: an expected life of 2.0 years, volatility of 83% and a risk-free rate of 4.25%.
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
     As of March 31, 2008, the public warrants are recorded as a credit to paid-in-capital for $7,516,810, which represents their fair market value at the date when the clarification agreement was amended (the “Amendment Date”). As of the Amendment Date, the closing sale price for the warrants was $0.40, resulting in total paid in capital of $7,200,000.
     The Company determined the fair value of the unit purchase options to be $316,810 at the Amendment Date using a Black- Scholes pricing model adjusted to include a separate valuation of the embedded warrants. The following assumptions were used for the Black Scholes pricing model: an expected life of 2.9 years, volatility of 62% and a risk-free rate of 4.02%. For the embedded warrants, the Company based the valuation on the closing sale price for the public warrants as of the amendment date adjusted by the percentage difference between the valuations obtained using a Black-Scholes pricing model (with the same assumptions) for the public warrants and the embedded warrants.
     On August 20, 2007, 180 Connect (Canada) offered to pay Magnetar Capital Master Fund, Ltd (“Magnetar”) $800,000 in connection with Magnetar’s support of 180 Connect (Canada)’s proposed Arrangement and, as a shareholder of AVP, for Magnetar to agree to vote the shares it held in AVP in favor of the Arrangement at the August 24, 2007, AVP shareholders meeting. On August 23, 2007, Howard S. Balter and Ilan M. Slasky agreed to issue Magnetar an option to acquire 160,000 shares of AVP for $0.01 per share in satisfaction of 180 Connect (Canada)’s agreement with Magnetar and 180 Connect (Canada) agreed to reimburse Messrs. Balter and Slasky for such issuance, but such option was never issued. On November 9, 2007, the Company issued Magnetar a warrant exercisable for 356,952 shares of common stock at an exercise price of $0.01 per share in full satisfaction of amounts owing by us to Magnetar. Such warrant was valued at $800,000 on November 9, 2007. In connection with such issuance, the Company withheld 90,559 of the shares underlying the warrant in order to satisfy U.S. tax withholding requirements and remitted $202,961 to the Internal Revenue Service on behalf of Magnetar. Accordingly, the warrant will only be exercisable for 266,393 shares. In 2007, the warrant was recorded as an expense of $800,000 to interest and loan costs.
     The convertible debt issued in connection with the private placement had the characteristics of an embedded derivative. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that an embedded derivative included in a debt arrangement for which the economic characteristics and risks are not clearly and closely related to the economic characteristics of the debt host contract be measured at fair value and presented as a liability. Changes in fair value of the embedded derivative are recorded in the consolidated statements of operations and deficit at each reporting date. Embedded derivatives that meet the criteria for bifurcation from the convertible debt and that are therefore presented as liabilities and measured at fair value consist of the holder conversion option and certain contingent accelerated payment conditions. These embedded derivatives are collectively fair valued as a single compound embedded derivative.
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

     The following table shows the changes in the fair values of derivative instruments recorded in the consolidated financial statements for the three months ended March 31, 2008 and 2007, respectively.

		Embedded
	Warrants	Derivatives	Total
Fair value at December 31, 2007	$122,168	$—	$122,168
Changes in fair value	35,831	—	35,831

Fair value, March 31, 2008	$157,999	$—	$157,999

		Embedded
	Warrants	Derivatives	Total
Fair value at December 31, 2006	$1,035,207	$3,030,522	$4,065,729
Changes in fair value	737,931	2,048,460	2,786,391

Fair value, March 31, 2007	$1,773,138	$5,078,982	$6,852,120

7. STOCK-BASED COMPENSATION
     During 2007, the Company established the Long-Term Incentive Plan (“LTIP”) for the benefit of executive officers and key employees. The LTIP was approved by the shareholders in conjunction with the consummation of the Arrangement. The Company’s outside directors and consultants are not entitled to participate in the LTIP. The LTIP was designed to: (i) strengthen the ability to attract and retain qualified officers and employees, which the Company and the Company’s affiliates require; (ii) encourage the acquisition of a proprietary interest in us by such officers and employees, thereby aligning their interests with the interests of the Company’s shareholders; and (iii) focus the Company’s management and the Company’s affiliates on operating and financial performance and total long-term shareholder return by providing an increased incentive to contribute to the Company’s growth and profitability. Pursuant to the LTIP, the Board of Directors may grant options to purchase common shares, share appreciation rights and restricted stock units up to 2,000,000 shares. As of March 31, 2008, options and restricted stock units with respect to 1,870,000 shares issued under the LTIP were outstanding and 130,000 were available for future grant.
     In addition to the LTIP, during the fourth quarter of 2006, 180 Connect (Canada)’s Board of Directors granted 167,999 share appreciation rights to several of the Company’s officers and senior management of which 155,999 are outstanding as of March 31, 2008. The share appreciation rights have an exercise price of $2.50, expire December 6, 2011 and are settleable in the Company’s common shares. The fair value of the share appreciation rights is measured at the date of approval and compensation expense is recorded over the vesting period. The share appreciation rights were measured at August 24, 2007 (the date of approval) and vest over a four-year term ending December 6, 2010. 180 Connect (Canada) had previously issued stock options or other stock-based compensation which was assumed by us pursuant to the terms of the Arrangement.
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
     Total non-cash stock compensation expense recorded as operating expense for the three months ended March 31, 2008 and March 31, 2007, was $518,244 and zero, respectively. For the three months ended March 31, 2008, the Company granted 17,500 additional 4-year stock options at an average exercise price of $1.48, and 7,500 additional restricted stock units. Since the approval of the LTIP the Company has cancelled 48,000 3-year stock options, 35,750 4-year options, 32,000 3-year restricted stock units, 19,250 4-year restricted stock units and 12,000 share appreciation rights.

     The fair value of each stock option, restricted stock unit, and share appreciation right granted was estimated using the following assumptions for the period ended March 31, 2008:

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

     In connection with the 2003 acquisition of the remaining 7% interest in Cable Play Inc., 180 Connect (Canada) exchanged 2,726,592 of its options for 3,181,922 options of those previously granted by Cable Play Inc. The Company applied FASB interpretation No.44 “Accounting for Certain Transactions Involving Stock Compensation.” (“FIN 44”) The fair value of the unvested options granted at the date of acquisition of $4,126,541 was recognized as compensation cost over the remaining vesting periods. The fair value of the options granted under the plan were determined using the Black-Scholes pricing model. The risk-free interest rate was 4.21% to 5.45% with an expected life of 3 to 10 years. The expected volatility was 99% and a dividend yield of zero. The Company did not record any compensation expense for these options for the three months ended March 31, 2008 and March 31, 2007 as they were fully amortized in 2006.
     As at March 31, 2008, and December 31, 2007, the Company had 2,272,372 and 2,376,650 total options, restricted stock units and share appreciation rights outstanding to employees and directors respectively, to purchase an equal amount of common shares. The options have a life of up to 10 years from the date of grant. Vesting terms and conditions are determined by the Board of Directors at the time of grant and vesting terms range from three to five years.
     The following table summarizes the Company’s stock option, restricted stock units and share appreciation rights activity:

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	2,376,650	$2.10	349,946	$2.92
Granted	25,000	$1.04	2,147,999	$1.96
Exercised	—	—	(46,467)	$1.67
Cancelled	(129,278)	$1.97	(74,828)	$1.67

Outstanding, end of period	2,272,372	$2.10	2,376,650	$2.10

Options exercisable, end of period	349,686	$2.42	268,651	$3.29

     The following table summarizes information about stock options, restricted stock units and share appreciation rights outstanding as at March 31, 2008:

	Restricted Stock Units, Options, and Share
	Appreciation Rights Outstanding
		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average
Security	Of Shares	(Years)	Exercise Price
Restricted stock units under LTIP	772,000	3.42	—
Stock options granted during Cable Play Acquisition	246,373	2.86	$3.43
Share appreciation rights	155,999	3.67	$2.50
Stock options granted under LTIP	1,098,000	6.42	$3.22
8. INCOME TAXES

	Three Months Ended
	March 31, 2008	March 31, 2007
Income tax expense	$214,077	$74,000

Effective tax rate	(3.7)%	(1.2)%

     The increase in the effective tax rate was due primarily to an increase in taxable income generated by a Canadian subsidiary. The Company recorded a current income tax expense of $0.2 million and a $0.1 million expense for the three months ended March 31, 2008 and March 31, 2007, respectively.
     On January 1, 2007, the Company adopted the provisions of FIN 48. The initial application of FIN 48 to the Company’s tax positions had no material effect on the Company’s shareholders equity and therefore the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The following table summarizes the activity related to our unrecognized tax benefits:

Gross balance at January 1, 2008	$191,580
Increase related to current tax provisions	32,483

Gross balance at March 31, 2008	$224,063

     The entire amount of unrecognized tax benefit, if reversed, will reduce the effective tax rate. The Company recorded a liability for potential penalties and interest of $4,140 and $5,650 respectively for the period ended March 31, 2008. The Company does not expect unrecognized tax benefits to change significantly over the next twelve months.
     The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years 2003 through 2007 generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, tax years 2003 through 2007 generally remain subject to examination by their respective tax authorities.

9. LOSS PER SHARE
     The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2008 and March 31, 2007, respectively.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Numerator:
Loss from continuing operations	$(5,984,607)	$(6,239,750)
Gain (loss) from discontinued operations	(9,335)	250,683

Net loss for the period	$(5,993,942)	$(5,989,067)

Denominator:
Denominator for basic loss per share — weighted average number of shares	25,520,152	14,689,112
Denominator for diluted loss per share — adjusted weighted average shares and assumed conversion	25,520,152	14,689,112
Income (loss) per share data:
Basic and diluted from continuing operation	$(0.23)	$(0.42)
Basic and diluted from discontinued operations	$0.00	$0.01

Basic, net	$(0.23)	$(0.41)

     Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is derived by using the weighted average number of common shares during the period plus the effect of dilutive stock options and warrants using the treasury stock method. For the three months ended March 31, 2008 and March 31, 2007, respectively, the diluted net loss per share is equivalent to basic net loss per share as the outstanding options, and warrants are anti-dilutive.
     The potential dilution of warrants, employee stock options, restricted stock units and share appreciation rights could result in an additional 23.7 million common shares outstanding. The table below shows the number of shares that would be outstanding if all potential dilutive instruments were exercised or converted:

Number of Shares
Total outstanding shares as of March 31, 2008	25,520,152
Potentially Dilutive Securities
PIPE Warrants	942,060
Laurus Warrants	400,000
Creative Vista Inc. Warrants (Note 5)	450,000
Magnetar Warrants	266,393
Employee stock options	1,344,373
Employee restricted stock units	772,000
Share appreciation rights	155,999
Public Warrants and Unit Options	19,350,000

Maximum Potential Diluted Shares Outstanding	49,200,977

10. LOSS ON SALE OF ASSETS
     For the three months ended March 31, 2008 and March 31, 2007, the Company had a loss of $85,093 and $71,778, respectively, on the disposal of leased vehicles.
11. DISCONTINUED OPERATIONS
     Gain (loss) from discontinued operations related to the closure of operations at certain non- profitable branches as well as certain operations where the contracts with the customers were not renewed. The revenue and expenses of these locations have been reclassified as discontinued operations for all periods presented. The Company was able to determine the financial results of the discontinued branches as financial information is available for each branch. The operations and cash flows of the branches have been eliminated from the ongoing operations of the entity as a result of the dissolution of the business and the Company will not have any significant continuing involvement in the operations of the branches after the operations were discontinued. For the three months ended March 31, 2008 and March 31, 2007 the Company had a loss of $9,335 and income of $250,683, respectively, from discontinued operations.
     Consolidated statements of operations from discontinued operations is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue from discontinued operations	$4,452	$1,792,449

Income (loss) from discontinued operations, net of income taxes of zero	$(9,335)	$250,683

Diluted income (loss) per share from discontinued operations	$(0.00)	$0.01

12. CONTINGENCIES
     The Company and the Company’s subsidiaries, Ironwood Communications Inc. (“Ironwood”) and Mountain Center, Inc. (“Mountain”), are party to four class action lawsuits in federal court in Washington, California, and Oregon brought by current and former employees alleging violations of state wage and hour laws and a class action suit alleging violations of state paycheck laws in federal court in California. The Company established a reserve for estimated costs of $2.5 million for the Washington class action, of which $1.4 million was remaining as of March 31, 2008.
     In October 2007, Ironwood was named as a defendant in a purported class action lawsuit in state court in Los Angeles, California, brought by current and former employees. The claims relate to alleged violations of California wage and hour laws. The purported class action period allegedly relates back to October 2003, although the class period may be limited to after June 30, 2004, by virtue of settlement of previous wage and hour class action litigation in California.
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
13. SEGMENT INFORMATION
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
     The following table sets out property, plant and equipment, goodwill and customer contracts from continuing operations by country as at March 31, 2008 and December 31, 2007, and revenue from continuing operations for the three months ended March 31, 2008 and March 31, 2007, respectively.
Geographic information

	March 31, 2008	December 31, 2007
Property plant and equipment, goodwill and customer contracts, net
Canada	$1,346,632	$1,441,250
United States	61,742,005	65,891,480

Total	$63,088,637	$67,332,730

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue
Canada	$3,387,336	$2,653,750
United States	90,820,864	88,903,035

Total	$94,208,200	$91,556,785

14. SUBSEQUENT EVENTS
     On April 18, 2008, the Company entered into an Agreement and Plan of Merger with DirecTV Enterprises, LLC (“Purchaser”) and DTV HSP Merger Sub, Inc., a wholly owned subsidiary of Purchaser (“Merger Sub”). Under the terms of the merger agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Purchaser. Purchaser is owned by The DirecTV Group, Inc. The Company provides installation and maintenance services to DirecTV, Inc. (“DIRECTV”), another wholly owned subsidiary of The DirecTV Group, Inc. Under the terms of the agreement, Purchaser will acquire 100% of the Company’s outstanding common stock and exchangeable shares for $1.80 per share. The merger is expected to close during the third quarter of 2008 subject to shareholder approval and other customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis (“MD&A”’) of the Company should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes for the three months ended March 31, 2008 and the audited consolidated financial statements for the year ended December 31, 2007 and the related notes thereto. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the Company’s selected consolidated historical financial information and its audited consolidated financial statements and the related notes included in the Company’s current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
     Certain information included herein is forward-looking and based upon assumptions and anticipated results that are subject to risks and uncertainties. Should one or more of these uncertainties materialize or should the underlying assumptions and estimates prove incorrect, actual results may vary significantly from those expected. Reference should be made to the section entitled “Forward-Looking Statements”. Reference should also be made to the section 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.
     The Company provides installation, integration and fulfillment service to the home entertainment, communications and home integration services industries. Our customers include providers of satellite, cable and broadband media services as well as home builders, developers and municipalities.
     The Company generates substantially all of its revenue in the United States (“U.S.”) for which it receives payment in U.S. dollars. The Company prepares its interim consolidated financial statements in U.S. dollars and in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. Unless otherwise indicated, all dollar amounts in this MD&A are expressed in U.S. dollars. References to “$” and “US$” are to U.S. dollars.
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
     Upon consummation of the Arrangement, based on an exchange ratio of 0.6., the 180 Connect (Canada) stockholders were issued an aggregate of 13,643,183 shares of Company common stock and 2,779,260 exchangeable shares. The AVP shareholders held 9,577,709 of common shares of the Company immediately after the consummation of the Arrangement. Effective upon the consummation of the Arrangement, AVP changed its name to 180 Connect Inc.
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Seasonality
     We need working capital to support seasonal variations in our business. Our customers’ subscriber growth, and thus the revenue earned by us, tends to be higher in the third and fourth quarters of the year. We generally experience seasonal working capital needs from approximately January through June.
Selected Financial Highlights — First Quarter Ended March 31, 2008
     For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007:
     First Quarter Highlights
•	Revenue grew to $94.2 million, an increase of $2.6 million, or 2.9%, compared to revenue of $91.6 million in 2007.

•	EBITDA from continuing operations (1) was $0.3 million, a decrease of $ 3.0 million or 91.5% compared to $3.3 million in 2007.

•	Total cash provided by operating activities was $2.5 million, an increase of $3.7million from the cash used by operating activities of $1.2 million in 2007.

•	Loss from continuing operations was $6.0 million, an improvement of $0.2 million compared to a loss from continuing operations of $6.2 million in 2007.

•	Net loss was $6.0 million unchanged compared to 2007.

•	Net loss per share for the three months ended March 31, 2008 and March 31, 2007, respectively, is as follows:
•	Loss from continuing operations was $0.23 per share basic and diluted compared to a loss from continuing operations of $0.42 per share basic and diluted in 2007.

•	Net loss was $ 0.23 per share basic and diluted compared to net loss of $0.41 per share basic and diluted in 2007.
(1)	EBITDA from continuing operations excludes depreciation, amortization of customer contracts, interest and loan fees, loss on change in fair value of derivative liabilities, loss on sale of assets and income tax expense. EBITDA from continuing operations is a non-U.S. GAAP measure and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA from continuing operations is not likely to be comparable to similar measures presented by other issuers. See “Non-U.S. GAAP Measures.” Management believes that this term provides a better assessment of cash flow from our operations by eliminating the charges for depreciation and amortization, which are non-cash expense items, and loss on sale of assets, and loss on fair market value of derivative liabilities, which is not considered to be in the normal course of operating activity. The comparative U.S. GAAP measure is loss from continuing operations. A reconciliation of EBITDA from continuing operations to loss from continuing operations is contained in this MD&A under “EBITDA from continuing operations”.
Comparison of Quarters Ended March 31, 2008 and March 31, 2007
Selected Financial Information
     The following is a summary of the Company’s selected consolidated financial and operating information for the three months ended March 31, 2008 and 2007 and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes for the three months ended March 31, 2008. The amounts presented below have been reclassified to reflect the adjustments associated with the discontinued operations of the Company.
     Financial Review
     Revenue from continuing operations is generated from providing installation, integration, fulfillment and long-term maintenance and support services to the home entertainment, communications and home integration service industries. The Company’s services are engaged by its customers pursuant to ongoing contracts and on a project-by-project basis.
     Direct cost of revenue is comprised primarily of direct labor costs including amounts paid to the Company’s labor force of technicians and third-party subcontractors. Also included in direct costs are materials, supplies, insurance and costs associated with operating vehicles.
     General and administrative expenses consist of personnel and related costs associated with the Company’s administrative functions, professional fees, office rent and other corporate related expenses.

Results of Operations
Comparison of Quarters Ended March 31, 2008 and 2007

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	% Change
Revenue	$94,208,200	$91,556,785	2.9%
Direct expenses	87,903,038	82,928,200	6.0%

Direct contribution margin (1)	6,305,162	8,628,585	(26.9)%
General and administrative(2)	6,024,905	5,037,953	19.6%
Foreign exchange loss	—	11,138	(100.0)%
Restructuring costs	—	275,000	(100.0)%
Depreciation	3,427,698	2,715,565	26.2%
Amortization of customer contracts	920,033	920,376	—
Other expense:
Interest and loan fees	1,582,132	2,976,134	(46.8)%
Loss on sale of assets	85,093	71,778	18.6%
Loss on change in fair value of derivative liabilities	35,831	2,786,391	(98.7)%

Loss from continuing operations before income tax expense	(5,770,530)	(6,165,750)	(6.4)%
Income tax expense	214,077	74,000	189.3%

Loss from continuing operations	(5,984,607)	(6,239,750)	(4.1)%
Income (loss) from discontinued operations	(9,335)	250,683	(103.7)%

Net loss for the period	$(5,993,942)	$(5,989,067)	0.1%

Net loss per share from continuing operations
Basic	$(0.23)	$(0.42)
Diluted	$(0.23)	$(0.42)
Net loss per share
Basic	$(0.23)	$(0.41)
Diluted	$(0.23)	$(0.41)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss, restructuring costs, depreciation, amortization of customer contracts, interest and loan fees, loss on sale of assets, loss on change in fair value of derivative liabilities, and income tax expense. DCM is a non-U.S. GAAP measure. The comparative U.S. GAAP measure is loss from continuing operations. For a reconciliation of DCM to loss from continuing operations, see “Direct Contribution Margin”.

(2)	General and administrative includes stock-based compensation of $518,244 and $0, for the three months ended March 31, 2008 and March 31, 2007, respectively.
Revenue
     Revenue for the three months ended March 31, 2008 increased to $ 94.2 million from $91.6 million for the three months ended March 31, 2007. This 2.9% increase reflects continued growth in revenue resulting from higher DIRECTV volume partially offset by modest declines in our cable operations, home and network services businesses. Different rates are earned for each type of service completed and the mix of services (installations, upgrades and service) impacts both the revenue per call and number of service calls that may be completed. Work order volume from DIRECTV for the three months ended March 31, 2008, increased by 2.8% from the three months ended March 31, 2007. Revenue also increased due to effect of the DIRECTV rate increase implemented during the second quarter of 2007, which was partially offset by less favorable mix and an increase in chargebacks. The net impact of the volume, rate, mix effect, and chargebacks was an increase in revenue of $3.6 million for the three months ended March 31, 2008.
     Overall cable revenues for the three months ended March 31, 2008 were 6% lower than in the three months ended March 31, 2007. A revenue increase of 28% in business with Rogers Communications Inc. was offset by decreases at certain other cable operations. Revenue for our network services business for the three months ended March 31, 2008 was 17% lower than in the three months ended March 31, 2007, and revenue of our 180 Home business declined by 8% off a relatively small base.
     Revenue from the majority of our customers is recognized when work orders are closed. Our contracts with our customers also include mechanisms whereby we are not paid for certain work that is not completed within the specifications of the contract. Based upon historical payments, we calculate and estimate a reserve against revenue each month. For the three months ended March 31, 2008, $0.9 million (0.9% of revenue) was recorded as a deduction to revenue as compared to $0.6 million (0.7% of revenue) for the three months ended March 31, 2007.

Direct Contribution Margin
     Direct Contribution Margin (“DCM”), defined as revenue less direct operating expenses, decreased by $2.3 million, or 26.9%, from $8.6 million for the three months ended March 31, 2007 to $6.3 million for the three months ended March 31, 2008. The decrease in DCM is primarily due to an increase in fuel prices and costs attributed to a new work order management system. DCM, as a percentage of revenue decreased from 9.4% in the three months ended March 31, 2007 to 6.7% in the three months ended March 31, 2008.
     DCM is a non-U.S. GAAP measure. The comparable U.S. GAAP measure is loss from continuing operations. Loss from continuing operations of $6.0 million in the three months ended March 31, 2008 decreased by $0.2 million compared to loss from continuing operations of $6.2 million in the three months ended March 31, 2007. The following is a reconciliation of DCM to loss from continuing operations, the comparable U.S. GAAP measure.
Reconciliation of DCM to Loss from Continuing Operations

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Direct contribution margin (1)	$6,305,162	$8,628,585
General and administrative (2)	6,024,905	5,037,953
Foreign exchange loss	—	11,138
Restructuring costs	—	275,000
Depreciation	3,427,698	2,715,585
Amortization of customer contracts	920,033	920,376
Other expense:
Interest and loan fees	1,582,132	2,976,134
Loss on sale of assets	85,093	71,778
Loss on change in market value of derivative liabilities	35,831	2,786,391

Loss from continuing operations before income tax expense	(5,770,530)	(6,165,750)
Income tax expense	214,077	74,000

Loss from continuing operations	$(5,984,607)	$(6,239,750)

(1)	DCM consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss, restructuring costs, loss on sale of assets, depreciation, amortization of customer contracts, interest and loan fees, loss on change in fair value of derivative liabilities, and income tax expense. DCM is a non-U.S. GAAP measure. See “Non-U.S. GAAP Measures”. The comparative U.S. GAAP measure is loss from continuing operations.

(2)	General and administrative includes stock-based compensation of $518,244 and $0, for the three months ended March 31, 2008 and March 31, 2007, respectively.
General and Administrative Expenses, Restructuring Costs and Non-Cash Stock-Based Compensation
     General and administrative expenses were $6.0 million for the three months ended March 31, 2008, an increase of $1.0 million from the three months ended March 31, 2007. General and administrative expenses as a percentage of revenue increased to 6.4% for the three months ended March 31, 2008 from 5.5% for the three months ended March 31, 2007. The increase in general and administrative expenses is primarily due to stock-based compensation and professional fees in 2008. Stock-based compensation was $0.5 million for the three months ended March 31, 2008, as a result of the grant in the third quarter of 2007, of employee stock options, restricted stock units, and share appreciation rights compared to $0 for the three months year ended March 31, 2007.
     In addition to the general and administrative expenses above, there were restructuring charges of approximately $0.3 million, for the three months ended March 31, 2007, due to the completion of our relocation of our corporate offices to Denver, Colorado.
EBITDA from Continuing Operations
     EBITDA from continuing operations for the three months ended March 31, 2008 decreased to $0.3 million from $3.3 million in the three months ended March 31, 2007, a decrease of $3.0 million or 91.5%. This decrease is primarily attributed to a decrease in DCM, and an increase in general and administrative expenses discussed above. For the three months ended March 31, 2008, EBITDA includes $0.5 million in non-cash compensation expense related to our LTIP.

     EBITDA is a non-U.S. GAAP measure. The comparable U.S. GAAP measure is loss from continuing operations. Loss from continuing operations was $6.0 million and $6.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The following is a reconciliation of EBITDA to loss from continuing operations, the comparable U.S. GAAP measure.
Reconciliation of EBITDA to Loss from Continuing Operations

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
EBITDA from continuing operations (1)	$280,257	$3,304,494
Depreciation	3,427,698	2,715,565
Amortization of customer contracts	920,033	920,376
Other expense:
Interest and loan fees	1,582,132	2,976,134
Loss on sale of assets	85,093	71,778
Loss on change in fair value of derivative liabilities	35,831	2,786,391

Loss from continuing operations before income tax expense	(5,770,530)	(6,165,750)
Income tax expense	214,077	74,000

Loss from continuing operations	$(5,984,607)	$(6,239,750)

(1)	See “Non-U.S. GAAP Measures”
Depreciation and Amortization of Customer Contracts
     For the three months ended March 31, 2008, depreciation expense of $3.4 million represents an increase of $0.7 million from the three months ended March 31, 2007 primarily due to additional vehicles. Amortization of customer contracts was $0.9 million for the three months ended March 31, 2008 and March 31, 2007.
Other Income and Expense and Interest and Loan Fees
     Interest and loan fees were $1.6 million for the three months ended March 31, 2008, a decrease of $1.4 million over the three months ended March 31, 2007. This decrease is primarily attributable to a lower average debt balance outstanding and lower non-cash interest expense in 2008 due to the redemption of the convertible debt in the third quarter of 2007.
     The loss on fair value of derivative liabilities was $0.04 million for the three months ended March 31, 2008, compared to a loss on fair value of derivative liabilities of $2.8 million for the three months ended March 31, 2007. The loss on the fair market value of the embedded derivatives for the three months ended March 31, 2008 was zero, compared to a loss on the embedded derivatives of $2.1 million in the comparable period in 2007. The loss on the fair value of the convertible debt warrants was $0.04 million for the three months ended March 31, 2008 compared to a loss of $0.7 million for the three months ended March 31, 2007.
     In addition, we had a loss on the disposal of assets of $0.1 million for each of the three months ended March 31, 2008 and March 31, 2007.
Income Tax Expense
     We recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2008 and March 31, 2007, respectively.
Loss from Continuing Operations
     Loss from continuing operations for the three months ended March 31, 2008 was $6.0 million compared to a loss from continuing operations of $6.2 million for the three months ended March 31, 2007, for reasons discussed above.
Income (loss) from Discontinued Operations
     Income (loss) from discontinued operations related to the closure of operations at certain non-profitable branches as well as certain operations where the contracts with the customers were not renewed for the three months ended March 31, 2008 was $0.01 million compared to a gain from discontinued operations of $0.3 million for the three months ended March 31, 2007. The revenue and expenses of these locations have been reclassified as discontinued operations for all periods presented.

Net Loss
     Net loss for the three months ended March 31, 2008 was $6.0 million unchanged from the three months ended March 31, 2007.
Liquidity and Capital Resources
     Our primary sources of liquidity are our cash provided by our operating activities and our borrowings under our credit facilities. Cash provided by continuing operations for the three months ended March 31, 2008 was $2.5 million.
     Our Revolver requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, requires that the borrowings under the Revolver be classified as a current liability on the balance sheet in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”).
     The acceleration clause could allow the lender to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties. We believe that no such material adverse change has occurred; further, as of May 9, 2008, our lender had not informed us that any such event had occurred.
Agreements with Laurus
     On August 1, 2006, 180 Connect (NV) entered into a Security and Purchase Agreement with Laurus for the refinancing of its long-term debt. The original agreement provided up to $57 million of debt comprised of a $37 million revolving credit and over-advance facility and a $20 million term facility, with an interest rate of prime plus 3% on the Revolver, subject to a minimum interest rate of 10%, an interest rate of prime plus 5% on any over-advance under the Revolver, subject to a minimum interest rate of 11% and an interest rate of prime plus 5% on the Term Loan, subject to a minimum interest rate of 12%. For the period from August 1, 2006 to July 31, 2007, 180 Connect (NV) was able to draw in excess of the eligible trade receivables and inventory an over advance amount up to $9 million but not to exceed an aggregate amount of $37 million. Availability under the Revolver fluctuates daily based on receivables. As of May 9, 2008, 180 Connect (NV) had availability of $0.1 million under the Revolver, and the total balance outstanding thereunder was $36.2 million. Monthly principal repayments on the Term Loan of $666,667 commenced February 1, 2007, and as of May 9, 2008, the Term Loan had a principal balance of $4.3 million. Repayment of 180 Connect (NV)’s indebtedness to Laurus is secured by all of its real and personal property.
     180 Connect (NV) is not subject to any financial covenants with respect to the credit facilities. However, 180 Connect (NV) is subject to other covenants including certain restrictions on it and its subsidiaries with respect to assuming or guaranteeing additional indebtedness, forgiving any indebtedness, issuing any preferred stock, purchasing stock (other than of a subsidiary), making loans other than loans to employees or to its subsidiaries, entering into a merger, consolidation or reorganization, materially changing the nature of its business, changing its accounting practices and disposing of its assets. In addition, the failure to make required payments under the facilities or other indebtedness, the failure to adhere to a covenant or the occurrence of material adverse changes to its business, bankruptcy, certain changes to its ownership or board of directors, among other events, could result in an event of default under the facilities. As of March 31, 2008, 180 Connect (NV) was in compliance with the covenants of its credit facilities. 180 Connect (NV) obtained a consent and waiver from Laurus with regards to the Arrangement as it constituted a merger and change of control as defined in Section 13(h)(viii) and 19(l) of the Security and Purchase Agreement, respectively.
     On January 22 and January 30, 2008, pursuant to the Schedule 13D filed by Creative Vistas Inc., Laurus and its affiliates sold 2,674,407 shares of our common stock and their warrant to purchase 450,000 shares of our common stock to Creative Vistas Inc., respectively. On April 21, 2008, Creative Vistas Inc. exercised its right under the warrant to purchase 450,000 shares of our common stock.

Private Placement
     On March 22, 2006, 180 Connect (Canada) completed a private placement to a group of institutional investors. For an aggregate purchase price of $10.7 million, the investors purchased convertible debentures and warrants to purchase 942,060 shares of our common stock. The convertible debentures accrued interest at a rate of 9.33% per annum, payable quarterly, in arrears, based on a 360-day year. The debentures were to mature on March 22, 2011. In addition, the debentures were to accelerate to maturity upon the occurrence of a default on the debentures by 180 Connect (Canada). The terms of the debentures allowed the investors, at their discretion, to convert all or part of the debentures into its common shares. The aggregate number of common shares to be delivered upon such conversion was approximately 2.7 million shares, subject to adjustment in accordance with the terms of the debentures and subject to additional contractual limitations as described in the debentures. During the second quarter of 2007, one of the institutional investors of the convertible debentures and warrants exercised its option to convert in total $2,024,785 of principal under the 9.33% convertible debentures into 510,000 common shares. The consummation of the Arrangement constituted an event of default under 180 Connect (Canada)’s convertible debentures. In the third quarter of 2007, the lenders exercised their right to redeem the convertible debentures in full. We paid the holders of the convertible debentures $10,393,577, which included outstanding principal and a 20% redemption premium, excluding accrued but unpaid interest.
     The warrants to purchase 942,060 shares of our common stock issued to the investors in the private placement are exercisable until March 21, 2010. The exercise price of the warrants is $4.331; subject to adjustment in accordance with the terms of the warrants (which adjustment is limited and capped as described in the warrants). The warrants may be exercised through a cashless exercise if there is no effective registration statement covering the resale of the underlying shares.
Vehicle Leasing Arrangements
     In 2005, 180 Connect (Canada) entered into agreements with third party leasing companies to lease vehicles pursuant to its fleet expansion program with initial obligations amounting to $39.4 million. As of March 31, 2008, 180 Connect (Canada) has approximately 3,000 vehicles under capital leases with a remaining contractual capital lease obligation of $25.6 million. These vehicles have been recorded as capital leases in the consolidated balance sheets.
Cash Flow from Operating Activities
     For the three months ended March 31, 2008 and March 31, 2007, cash provided by (used in) operating activities was $2.5 million and $(1.2) million, respectively. For the three months ended March 31, 2008 accounts payable and accrued liabilities were reduced by $19.2 million primarily due to a reduction in the DIRECTV equipment payable partially offset by an $11.8 million decrease in accounts receivable primarily due to collection of the trade receivable and reduction of the equipment receivable with DIRECTV. Inventory decreased by $5.5 million in 2008 primarily due to less advanced equipment on hand. Restricted cash provided $1.7 million as a result of a negotiated reduction in our required LOC for insurance obligations. Insurance premium deposits provided $2.7 million due to our payment arrangements with our insurance carrier. Other changes in non-cash working capital balances related to operations contributed to the remainder of the increase.
     For the three months ended March 31, 2007 accounts payable and accrued liabilities were reduced by $17.7 million primarily due to a reduction in the DIRECTV equipment payable partially offset by a $13.7 million decrease in accounts receivable primarily due to collection of the trade receivable and reduction of the equipment receivable with DIRECTV. Restricted cash requirements were reduced by $1.5 million, primarily as a result of the reduction in its insurance collateral requirements due to the Company’s continued satisfaction of its insurance obligations, partially offset by an increase in bond requirements for projects currently in progress by the Network Services operation. Insurance premium deposits were reduced by approximately $2.2 million primarily due to the Company’s payment arrangement with its insurance carrier. Other assets increased by $1.1 million in deferred transaction fees.
Cash Flow from Investing Activities
     Our historical investing activities consisted primarily of the purchase of property, plant and equipment.
     For the three months ended March 31, 2008 and March 31, 2007, cash used in investing activities was $0.3 million and $0.7 million, respectively, for the purchase of property, plant and equipment.
Cash Flow from Financing Activities
     Our financing activities have historically consisted primarily of the use of revolving lines of credit, term loans, debentures, capital leases and the issuance of equity. For the three months ended March 31, 2008 and March 31, 2007, cash provided by (used) in financing activities was $(0.9) million and $0.3 million, respectively. For the three months ended March 31, 2008 and March 31, 2007 we paid Laurus $2.0 million and $1.3 million principal on the Term Loan. The Revolver provided $4.1 million and $5.1 million for the three months ended March 31, 2008, and 2007, respectively. Scheduled capital lease payments for vehicles were $2.9 million and $3.5 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

     As of March 31, 2008, we did not have any restricted cash invested in asset backed commercial paper. An assumed one percentage point increase or decrease in interest rates would have the effect of increasing or decreasing interest expense by approximately $0.1 million for the three months ended March 31, 2008.
     The working capital deficiency of $33.9 million at March 31, 2008 was due, primarily, to the 30-45 day payment terms for inventory purchased from DTV and the approximately 20-day receivable terms from DIRECTV for that inventory when it is installed in the subscriber’s home and the classification of our Revolver facility as a current liability.
     We believe that cash flow from continuing operations and availability under existing credit facilities will be sufficient to meet our short-term and long-term requirements for ongoing operations. However, we derive a significant portion of our revenue from a limited number of customers. A decision by a major customer to discontinue, in whole or in part, use of our services in the future may adversely affect our capital resources. Also, there can be no assurance that we would have sufficient liquidity or be able to obtain additional financing on satisfactory terms, or at all, in the event the Revolver repayment was accelerated. See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
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
Forward-Looking Statements
     This MD&A contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Statements about our future plans and intentions, results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. Wherever possible, words such as “may”, “should”, “could”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict” or “potential” or the negative or other variations of these words, or other similar words or phrases, have been used to identify these forward-looking statements. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements involve significant risk, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to differ materially from the results discussed or implied in the forward-looking statements. These factors should be considered carefully and prospective investors should not place undue reliance on the forward-looking statements. Although the forward-looking statements contained in this MD&A are based upon what management believes to be reasonable assumptions, we cannot assure investors that actual results will be consistent with these forward-looking statements. These forward-looking statements are made as of the date of this MD&A, and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by law.
Non-GAAP Measures
     The term “Direct Contribution Margin” consists of revenue less direct expenses and excludes general and administrative expense, foreign exchange loss, loss on sale of assets, depreciation, amortization of customer contracts, interest and loan costs, loss on change in fair value of derivative liabilities, and income tax expense. DCM, as referred to in this MD&A, is a non U.S. GAAP measure which does not have any standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other issuers. We believe that this term provides a better assessment of the contribution of the field operations dealing directly with our customers’ subscribers by eliminating: (1) the general and administrative costs that are not part of the direct costs of generating revenue; (2) the charge for customer contracts and depreciation which are non-cash expense items; and (3) loss on sale of assets, and loss on change in fair value of derivative liabilities, which are not considered to be in the normal course of operating activity. Investors should be cautioned, however, that DCM should not be construed as an alternative to loss from continuing operations determined in accordance with U.S. GAAP as an indicator of our performance. For a reconciliation of DCM to the comparable U.S. GAAP measure, loss from continuing operations, see “Direct Contribution Margin”.

     The term “EBITDA from continuing operations” refers to loss from continuing operations before deducting depreciation, amortization of customer contracts, loss on sale of assets, interest and loan fees, loss on change in fair value of derivative liabilities, and income tax expense. EBITDA from continuing operations, as referred to in this MD&A, is a non U.S. GAAP measure which does not have any standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other issuers. Management believes that EBITDA from continuing operations provides a better assessment of cash flow from our operations by eliminating: (1) the charge for depreciation, and amortization of customer contracts which are non-cash expense items and (2) loss on sale of assets, and loss on change in fair market value of derivative liabilities, which are not considered to be in the normal course of operating activity. In addition, financial analysts and investors use a multiple of EBITDA from continuing operations for valuing companies within the same sector, in order to eliminate the differences in accounting treatment from one company to the next. Given that we are in a growth stage, we believe the focus on EBITDA from continuing operations gives the investor or reader of our consolidated financial statements and MD&A more insight into the operating capabilities of management and its utilization of our operating assets. Management further believes that EBITDA from continuing operations is also the best metric for measuring our valuation. Investors should be cautioned, however, that EBITDA from continuing operations should not be construed as an alternative to loss from continuing operations determined in accordance with U.S. GAAP as an indicator of our performance. For a reconciliation of EBITDA from continuing operations to the comparable U.S. GAAP measure, being loss from continuing operations, see “EBITDA from Continuing Operations”.
ITEM 4(T). CONTROLS AND PROCEDURES
     Our management carried out an evaluation, with the participation of our chief executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our chief executive officer and chief financial and accounting officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (the “SEC”).
Change in Internal Control over Financial Reporting
     As discussed in Part II. Item 9A(T). “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, during the first quarter of 2008, our management conducted an evaluation of the effectiveness of our internal control over financial reporting and identified a material weakness in our internal control over financial reporting related to the lack of appropriate review in determining the proper classification of our debt. Specifically, we failed to identify and properly apply the requirements of Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). Based on this assessment, management concluded that our internal control over financial reporting was ineffective as of December 31, 2007.
     In connection with the identification and remediation of the above material weakness, during the first quarter of 2008, we enhanced our technical review process to ensure that we identify all applicable accounting pronouncements and reflect their guidance in our financial statements. Other than the foregoing, there were no changes in our internal controls during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     During the period covered by this Quarterly Report on Form 10-Q, there have been no new legal proceedings or material developments to any previously disclosed legal proceedings.

Item 6. Exhibits
Exhibits

Exhibit
Number	Description
2.1	Arrangement Agreement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(1)
2.2	Plan of Arrangement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(1)
2.3	Amendment No. 1, dated as of July 2, 2007, to the Arrangement Agreement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(3)
2.4	Amendment No. 2, dated as of August 6, 2007, to the Arrangement Agreement, dated March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and 180 Connect Inc. (a Canadian corporation)(3)
2.5	Voting and Exchange Trust Agreement, dated as of March 13, 2007, by and among 180 Connect Exchangeco Inc. (formerly 6732097 Canada Inc.), Ad.Venture Partners, Inc. and Valiant Trust Company(1)
2.6	Support Agreement, dated as of March 13, 2007, by and among Ad.Venture Partners, Inc., 1305699 Alberta ULC and 6732097 Canada Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of 180 Connect Inc.(2)
3.2	By-laws of 180 Connect Inc.(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement by and among Continental Stock Transfer & Trust Company and Ad.Venture Partners, Inc.(2)
4.5	Form of Unit Purchase Option granted to Wedbush Morgan Securities Inc.(2)
9.1	Form of Voting Agreement entered into as of March 13, 2007 by and between Ad.Venture Partners, Inc. and each of Messrs. Giacalone, Hallmen, McCarthy, Osing, Roszak and Simunovic(1)
9.2	Form of Parent Voting Agreement entered into as of March 13, 2007 by and between 180 Connect Inc. (a Canadian corporation) and each of Messrs. Balter, Slasky, Askowitz and Kalish(1)
10.1	Letter Agreement, dated as of April 12, 2005, by and between Howard S. Balter and Ad.Venture Partners, Inc.(2)
10.2	Letter Agreement, dated as of April 12, 2005, by and between Ilan M. Slasky and Ad.Venture Partners, Inc.(2)
10.3	Letter agreement between Wedbush Morgan Securities Inc. and Howard S. Balter(2)
10.4	Letter Agreement between Wedbush Morgan Securities Inc. and Ilan M. Slasky(2)
10.5	Warrant Purchase Agreement among Wedbush Morgan Securities, Inc. and each of Howard S. Balter and Ilan M. Slasky(2)
10.6	Form of Affiliate Agreement entered into as of March 13, 2007 by each of Messrs. Giacalone, Hallmen, McCarthy, Osing, Roszak and Simunovic in favor and for the benefit of Ad.Venture Partners, Inc.(1)
10.7	Securities Purchase Agreement, dated March 21, 2006, by and among 180 Connect Inc. (a Canadian corporation) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC(3)
10.8	Registration Rights Agreement, dated March 21, 2006, by and among 180 Connect Inc. (a Canadian corporation) and Midsummer Investment Ltd., Radcliffe SPC, Ltd., and CAMOFI Master LDC(3)
10.9	Replacement Common Stock Purchase Warrant, dated August 24, 2007, issued to Midsummer Investment Ltd. to purchase 528,948 shares of common stock of the Company(4)
10.10	Replacement Common Stock Purchase Warrant, dated August 24, 2007, issued to Radcliffe SPC, Ltd. to purchase 206,556 shares of common stock of the Company(4)
10.11	Replacement Common Stock Purchase Warrant, dated August 24, 2007, issued to CAMOFI Master LDC to purchase 206,556 shares of common stock of the Company(4)
10.12	Replacement 9.33% Convertible Debenture, dated August 24, 2007, issued to Midsummer Investment Ltd. by the Company in the amount of $3,975,248.48(4)
10.13	Replacement 9.33% Convertible Debenture, dated August 24, 2007, issued to Radcliffe SPC, Ltd. by the Company in the amount of $2,343,033.56(4)
10.14	Replacement 9.33% Convertible Debenture, dated August 24, 2007, issued to CAMOFI Master LDC by the Company in the amount of $2,343,033.56(4)
10.15	Amended and Restated Registration Rights Agreement, dated as of August 24, 2007, by and among 180 Connect, Inc. and each of the Insiders listed therein(4)

Exhibit
Number	Description
10.16	Security and Purchase Agreement, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.17	Secured Non-Convertible Revolving Note, dated July 31, 2006, in the principal amount of $37,000,000, by and among 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.18	Secured Non-Convertible Revolving Term Note, dated July 31, 2006, in the principal amount of $20,000,000, by and among 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.19	Overadvance Letter, dated July 31, 2006, by Laurus Master Fund, Ltd., agreed and accepted by 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.20	Canadian Guaranty of 180 Connect Inc. (a Canadian corporation) dated July 31, 2006(3)
10.21	Guaranty of Wirecomm America, Inc. dated July 31, 2006(3)
10.22	Stock Pledge Agreement, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation) and Wirecomm America, Inc.(3)
10.23	Share Pledge Agreement, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Canadian corporation) and Wirecomm Systems Inc.(3)
10.24	Master Security Agreement, dated July 31, 2006, by and between Wirecomm Systems Inc. and Laurus Master Fund, Ltd.(3)
10.25	Canadian Master Security Agreement, dated July 31, 2006, by and among Wirecomm Systems Inc., 180 Connect Inc. (a Canadian corporation) and Laurus Master Fund, Ltd.(3)
10.26	Amended and Restated Secured Non-Convertible Revolving Note, dated July 2, 2007, to the Secured Non-Convertible Revolving Note, dated July 31, 2006, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.27	Common Stock Purchase Warrant, dated July 31, 2006, issued to Laurus Master Fund, Ltd. to purchase 2,000,000 shares of 180 Connect Inc.’s (a Canadian corporation) common stock(3)
10.28	Amended and Restated Common Stock Purchase Warrant, dated July 2, 2007, issued to Creative Vistas Inc. to purchase up to 450,000 shares of the Company’s common stock(7)
10.29	Amended and Restated Common Stock Purchase Warrant, dated July 2, 2007, issued to Laurus Master Fund, Ltd. to purchase up to 150,000 shares of the Company’s common stock(7)
10.30	Amended and Restated Warrant Certificate, dated August 24, 2007, issued to Laurus Master Fund, Ltd. to purchase up to 250,000 shares of the Company’s common stock(7)
10.31	Letter Agreement, dated July 2, 2007, by and among 180 Connect Inc. (a Canadian corporation), Howard S. Balter and Ilan M. Slasky(3)
10.32	Reaffirmation and Ratification Agreement, dated July 2, 2007, by and among 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc., 180 Connect Inc. (a Canadian corporation), Wirecomm Systems Inc. and Wirecomm America Inc.(3)
10.33	Amendment Agreement, dated July 2, 2007, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Nevada corporation), Mountain Center, Inc., JJ&V Communications, Inc., Tumbleweed HS Inc., Piedmont Telecommunications Inc., 180 Digital Interiors, Inc., HD Complete, Inc., Ironwood Communications Inc. and Queens Cable Contractors, Inc.(3)
10.34	Common Stock Purchase Warrant, dated July 2, 2007, by and between Laurus Master Fund, Ltd. and the Company(3)
10.35	Tri-Party Letter Agreement, dated July 10, 2007, by and among Laurus Master Fund, Ltd., 180 Connect Inc. (a Canadian corporation), Howard S. Balter and Ilan M. Slasky(3)
10.36	Home Services Provider Agreement, dated May 1, 2007, between DirecTV, Inc., a California corporation and 180 Connect Inc.(7)(^)
10.37	Home Services Provider Agreement, dated May 1, 2007, between DirecTV, Inc., a California corporation and Mountain Center, Inc.(7)(^)
10.38	Form of Stock Appreciation Rights Agreement(3)
10.39	Executive Employment Agreement, dated August 1, 2007, by and between Mark Burel and 180 Connect Inc. (a Nevada corporation)(3)

Exhibit
Number	Description
10.40	Executive Employment Agreement, dated December 1, 2006, by and between Steven Westberg and 180 Connect Inc. (a Nevada corporation)(3)
10.41	Executive Employment Agreement, dated July 1, 2006, by and between Peter Giacalone and 180 Connect Inc. (a Nevada corporation)(3)
10.42	Amended Director Employment Agreement, dated September 30, 2006, by and between M. Brian McCarthy and 180 Connect Inc. (a Nevada corporation)(3)
10.43	Letter Agreement, dated August 3, 2007, by and between M. Brian McCarthy and 180 Connect Inc. (a Nevada corporation)(3)
10.44	Executive Employment Agreement, dated October 17, 2007, by and between Kyle Hall and 180 Connect Inc. (a Nevada corporation)(7)
10.45	Form of Stock Option Agreement(5)
10.46	Form of Restricted Stock Units Agreement(5)
10.47	2007 Long-Term Incentive Plan(5)
10.48	Warrant to Purchase Common Stock, dated November 9, 2007, issued to Magnetar Capital Master Fund, Ltd. to purchase up to 356,952 shares of the Company’s common stock(7)
10.49	Amended and Restated 180 Connect Inc. Equity Plan for Non-Employee Directors(7)
10.50	Unit Purchase Option Clarification Agreement, dated as of September 30, 2007, by and between 180 Connect Inc. and Wedbush Morgan Securities Inc.(7)
10.51	Warrant Clarification Agreement, dated as of September 30, 2007, by and between 180 Connect Inc. and Continental Stock Transfer & Trust Company(7)
10.52	Form of Note issued by Ad.Venture Partners, Inc. to each of Howard S. Balter and Ilan M. Slasky(6)
10.53	Letter Agreement, dated March 10, 2008, among 180 Connect Inc., Mountain Center, Inc., Ironwood Communications Inc. and DIRECTV, Inc. (*)
10.54	Agreement and Plan of Merger, dated as of April 18, 2008, among DirecTV Enterprises, LLC, DTV HSP Merger Sub, Inc., and 180 Connect Inc.(8)
10.55	Cooperation Agreement, dated as of April 18, 2008, among DTV HSP Merger Sub, Inc., 180 Connect Inc. and UniTek USA, LLC(8)
10.56	Form of Voting Agreement(8)
31.1	Section 302 Certification from Peter Giacalone(*)
31.2	Section 302 Certification from Steven Westberg(*)
32.1	Section 906 Certification from Peter Giacalone and Steven Westberg(*)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-51456) filed with the Commission on March 15, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-124141) filed with the Commission on April 18, 2005, as amended on May 27, 2005, July 1, 2005, August 8, 2005, August 17, 2005, and August 24, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Sec File No. 333-142319) filed with the Commission on April 24, 2007, as amended on June 11, 2007, July 11, 2007, July 12, 2007, August 3, 2007 and August 9, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-33670) filed with the Commission on August 30, 2007.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-33670) filed with the Commission on September 10, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-51456) filed with the Commission on January 30, 2007.

(7)	Incorporated by reference to the Company’s Current Report on Form 10-K (SEC File No. 001-33670) filed with the Commission on March 31, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-33670) filed with the Commission on April 21, 2008.

(*)	Filed herewith

(^)	Certain provisions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 15, 2008

180 CONNECT INC.
By:	/s/ Steven Westberg
Steven Westberg
Chief Financial Officer and Principal Accounting Officer and Duly Authorized Officer