Form 10-K/A
period 2007-12-31
180 Connect Inc.
filed 2008-05-29
CIK 1323639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the common stock, par value $0.0001 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on May 9, 2008 was $28,491,243.
     As of May 9, 2008, there were 24,312,648 shares of the Registrant’s Common Stock issued and outstanding which excludes 1,657,504 exchangeable shares and 500,000 shares of common stock held in the Company’s treasury.

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”) and amended on April 29, 2008 (the “First Amended Filing”) is being amended and filed with the SEC to correct certain information contained on the First Amended Filing.
     In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.5 and 31.6, respectively.
     Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. The terms “180 Connect,” “we,” “us” and “our” as used in this Form 10-K/A refer to 180 Connect Inc. (formerly known as Ad.Venture Partners, Inc.). Other capitalized terms that are not defined herein are defined in the Original Filing.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth certain information with respect to our equity incentive plans as of December 31, 2007:

Equity Compensation Plan Information
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,376,650	$2.10	20,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,376,650	$2.10	20,000

(1)	Consists of 1,980,000 restricted stock units and options issued pursuant to the Company’s 2007 Long Term Incentive Plan, 167,999 SARs issued in 2006 and options issued in connection with our 2003 acquisition of a minority interest in Cable Play Inc. For further details regarding our equity compensation plans, see to Note 16, “Stock-Based Compensation and Changes in Shareholder’s Equity,” in the consolidated financial statements in the Form 10-K.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership as of May 9, 2008 of our common stock by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors and named executive officers; and

•	all of our executive officers and directors as a group.
Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below. The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 24,312,648 shares of common stock outstanding as of May 9, 2008. This table is based on information supplied by our officers, directors and principal shareholders and on Schedules 13D and 13G filed with the SEC.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percent of Class
Howard S. Balter(1)	3,978,551	(2)	15.0%
Ilan M. Slasky(1)	2,482,782	(3)	9.7%
Lawrence J. Askowitz(1)	50,500		*
M. Brian McCarthy(1)	157,500	(4)	*
Peter Giacalone(1)	302,500	(5)	1.2%
David Hallmen(1)	125,522	(6)	*
Byron Osing(1)	1,925,001	(7)	7.7%
Jiri Modry(1)	0		*
Thomas Calo(1)	0		*
Steven Westberg(1)	2,000	(8)	*
Creative Vistas Inc. 2100 Forbes Street, Unit 8-10, Whitby, Ontario L1N 9T3 Canada	3,124,407		12.9%
Quaker Capital Management Corporation 401 Wood Street, Suite 1300 Pittsburgh, PA 15222	1,328,360	(9)	5.5%
Millenco, LLC 666 Fifth Avenue, 8th Floor New York, New York 10103	1,969,304	(10)	7.5%
All directors and executive officers as a group (10 individuals)	9,024,356	(11)	31.6%

*	Less than 1%.

(1)	The business address is c/o 180 Connect Inc., 6501 E. Belleview Avenue, Englewood, Colorado 80111.

(2)	Includes (i) 1,005,829 shares held by Mr. Balter; (ii) 2,129,602 shares which may be purchased upon exercise of warrants that were exercisable as of May 9, 2008, or within 60 days of such date; (iii) 300,000 shares held by H. Balter 2007 Associates, LLC, of which Mr. Balter is sole non-managing member; (iv) 200,000 shares held by The Howard S. Balter 2007 Grantor Retained Annuity Trust II; (v) 95,000 shares held by 180 Connect Disposition LLC; (vi) 222,000 shares held by Myrna Weinberger TTEE, Balter Family Trust U/A DTD 11/17/1997; (vii) 24,360 shares which may be sold upon exercise of options held by certain third parties that were exercisable as of May 9, 2008, or within 60 days of such date; and (viii) 1,760 shares which may be sold upon exercise of options that were exercisable as of May 9, 2008, or within 60 days of such date, which Mr. Balter has agreed to sell to certain third parties. Mr. Balter disclaims beneficial ownership of the shares held by Myrna Weinberger TTEE, Balter Family Trust U/A DTD 11/17/1997.

(3)	Includes (i) 676,500 shares held by Mr. Slasky; (ii) 300,000 shares held by the Ilan Slasky 2007 Grantor Retained Annuity Trust (the “Slasky GRAT”); (iii) 216,484 shares held jointly with Reva Slasky; (iv) 1,264,798 shares held jointly with Reva Slasky which may be purchased upon exercise of warrants that were exercisable as of May 9, 2008, or within 60 days of such date; and (v) 25,000 shares which may be sold upon exercise of options held by certain third parties that were exercisable as of May 9, 2008, or within 60 days of such date.

(4)	Includes (i) 57,500 shares held by Mr. McCarthy; (ii) 42,500 shares which may be purchased upon exercise of options that were exercisable as of May 9, 2008, or within 60 days of such date; (iii) 42,500 shares which may be purchased upon exercise of restricted stock units that were exercisable as of May 9, 2008, or within 60 days of such date; and (iv) 15,000 shares which may be purchased upon exercise of SARs that were exercisable as of May 9, 2008, or within 60 days of such date.

(5)	Includes (i) 195,000 shares held by Mr. Giacalone; (ii) 46,250 shares which may be purchased upon exercise of options that were exercisable as of May 9, 2008, or within 60 days of such date; (iii) 46,250 shares which may be purchased upon exercise of restricted stock units that were exercisable as of May 9, 2008, or within 60 days of such date; and (iv) 15,000 shares which may be purchased upon exercise of SARs that were exercisable as of May 9, 2008, or within 60 days of such date.

(6)	Includes (i) 73,865 shares held by Mr. Hallmen; and (ii) 51,657 shares which may be purchased upon exercise of options that were exercisable as of May 9, 2008, or within 60 days of such date.

(7)	Includes (i) 1,179,767 shares held by Mr. Osing; (ii) 660,000 exchangeable shares held by Mr. Osing; and (iii) 85,234 shares which may be purchased upon exercise of options that were exercisable as of May 9, 2008, or within 60 days of such date.

(8)	Includes 2,000 shares which may be purchased upon exercise of SARs that were exercisable as of May 9, 2008, or within 60 days of such date.

(9)	Derived from a jointly-filed Schedule 13D, dated August 24, 2007, filed by Quaker Capital Management Corporation, a Pennsylvania corporation (“Quaker Capital Management”), Quaker Capital Partners I, LP, a Delaware limited partnership, Quaker Capital Partners II, LP, a Delaware limited partnership, Quaker Premier, LP, a Delaware limited partnership, Quaker Premier II, LP, a Delaware limited partnership, and Mr. Mark G. Schoeppner. As of August 24, 2007, Quaker Capital Management may be deemed to be the beneficial owner of 1,328,360 shares of common stock.

(10)	Derived from a jointly-filed Schedule 13D, dated August 24, 2007, filed by Millenco, LLC, a Delaware limited liability company (formerly Millenco, L.P., a Delaware limited partnership) (“Millenco”), Millennium Management, LLC, a Delaware limited liability company (“Millennium Management”), and Israel A. Englander (“Mr. Englander”). As of August 24, 2007, each of Millenco, Millennium Management, and Mr. Englander may be deemed to be the beneficial owner of 1,969,304 warrants to purchase shares of common stock.

(11)	Includes (i) 3,394,400 shares which may be purchased upon exercise of warrants that were exercisable as of May 9, 2008, or within 60 days of such date; (ii) 225,641 shares which may be purchased upon exercise of options that were exercisable as of May 9, 2008, or within 60 days of such date; (iii) 88,750 shares which may be purchased upon exercise of restricted stock units that were exercisable as of May 9, 2008, or within 60 days of such date; (iv) 32,000 shares which may be purchased upon exercise of SARs that were exercisable as of May 9, 2008, or within 60 days of such date; and (v) 660,000 exchangeable shares.
Item 14. Principal Accountant Fee and Services
     The following table is a summary of the fees billed to 180 Connect for professional services for the years ended December 31, 2007 and 2006. Our auditor was Eisner LLP through the completion of the Arrangement and following the completion of the Arrangement was Ernst & Young LLP.

	Year ended December 31,
Fee Category	2007	2006
Audit Fees	$2,031,675	$66,000
Audit-Related Fees	13,250	—
Tax Fees	65,041	—

Total Fees	$2,109,966	$66,000

     A description of the types of services provided in each category is as follows:
     Audit Fees. Consists of the fees associated with the audit of our annual financial statements, review of our interim financial statements included in our quarterly reports, and professional services rendered in connection with our compliance with the standards of the Public Company Accounting Oversight Board.
     Audit-Related Fees. Consists of fees associated with due diligence in connection with certain corporate transactions.
     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.
     All Other Fees. Our auditors did not provide any services incurring other fees in 2006 or 2007.

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

PART IV

Item 15.	Exhibits and Financial Statements Schedules
     Item 15 of the Form 10-K is amended by the addition of the following exhibits:
31.5	Section 302 Certification from Chief Executive Officer

31.6	Section 302 Certification from Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2008	By:	/s/ Steven Westberg
Steven Westberg
Chief Financial Officer

6